Form 10-K
period 2000-12-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2001-03-30
CIK 1128700

_______________________________________________________

                       Securities and Exchange Commission
                            Washington, DC 20549
              ________________________________________________________

                                   FORM  10-K

MARK ONE:
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2000; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                            Commission File No.  038593
                            ___________________________

                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

               (Exact name of registrant as specified in its charter)

                TEXAS                                   75-6590369
(State of incorporation or organization)  (I.R.S. Employer Identification No.)


      5646 Milton Street, Suite 900
      Dallas, Texas                                                 75206
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:        (214) 378-9340

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                               on which registered
         None                                              None

            Securities Registered Pursuant to Section 12(g) of the Act:

                                   Trust Interests
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]    No [  ]

Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
   [X]


State the aggregate market value of the voting stock held by non affiliates of the registrant:

As of December 31, 2000, there were 43,254 Units of Liquidating Trust Interest outstanding. A Unit is an initial offering Subscription of $1,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Liquidating Trust Interests held by non-affiliates as of December 31, 2000, was $31,684,820. Aggregate value of the Liquidating Trust Interests held by affiliates as of December 31, 2000, was $22,723.

                                       PART  I

The discussion set forth herein contains certain forward looking statements with respect to the financial condition, results of operations and business of the Liquidating Trust. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include, but are not limited to, changes in economic conditions; competitive conditions in the markets in which portfolio companies conduct their operations, including competition from companies with substantially greater resources than those of the portfolio companies; and the results of litigation, which cannot be predicted with certainty. Readers of this Discussion should not place undue reliance on forward looking statements.

Item 1.  BUSINESS

General Development of Business
Capital Partners II, Ltd. Liquidating Trust (referred to herein as the "Trust") is the successor to Renaissance Capital Partners II, Ltd. (the "Partnership"). On November 17, 2000, following a meeting of the limited partners of the Partnership, the Partnership transferred substantially all of its assets, including all of its investments, to the Trust. The only assets remaining in the Partnership are certain claims in litigation and cash anticipated to be required to operate the Partnership.

Thomas W. Pauken acts both as the Liquidation Trustee of the Partnership and as the Liquidating Trustee of the Trust.

The Partnership, which was a Texas limited partnership formed in 1991, elected to operate as a business development company under the Investment Company Act of 1940. The investment objective of the Partnership was to provide investors with current income and long-term capital appreciation by investing primarily in private placement convertible debt securities (the "Debentures") of small and medium size public companies ("Portfolio Companies").
On January 23, 1991, the Partnership filed a registration statement on Form N-2 for the sale of up to 50,000 Limited Partnership Units at an offering price of $1,000 per Unit. The Partnership continued the offering until March 31, 1993, at which time the offering was closed.

Renaissance Capital Group, Inc. ("Renaissance Group"), a Texas corporation, served as the managing general partner (the "Managing General Partner") and as investment adviser to the Partnership until September 30, 1998. In those capacities, Renaissance Group was primarily responsible for the selection, evaluation, structure, and administration of the Partnership's investment portfolio. Those activities were subject to the supervision of two Independent General Partners of the Partnership, who provided guidance with respect to the operations of the Partnership (See Partnership's Form 10-K for year ended December 31, 1999; Item 10. Directors and Executive Officers of the Registrant).

Effective October 1, 1998, Renaissance Group withdrew as Managing General Partner of the Partnership as part of an agreement to begin to wind up and liquidate the Partnership. Mr. Thomas W. Pauken, who had served as an Independent General Partner, agreed to become the Liquidation Trustee (the "Trustee") pursuant to the Liquidation Trustee's Agreement which was filed as an Exhibit to Form 10-Q for the period ending September 30, 1998. The Trustee assumed all responsibilities, and has the authority, of the Managing General Partner. From and after October 1, 1998, the Partnership limited its activities to liquidating its assets and winding up its affairs. Since the Date of Transfer, the Trust has continued the liquidation of the Partnership's assets.

On November 17, 2000, at a special meeting of the limited partners, a resolution calling for the Partnership to withdraw its election to be regulated as a business development company was adopted, and the Partnership filed a statement with the Securities and Exchange Commission withdrawing its election. The second resolution adopted at this meeting called for an amendment to the Partnership Agreement authorizing the Trustee to transfer the Partnership's investment assets to a liquidating Trust. On November 17, 2000, Capital Partners II, Ltd. Liquidating Trust (the "Trust") was created and the investment assets of the Partnership were transferred to the Trust. Pursuant to the Capital Partners II, Ltd. Liquidating Trust Agreement (the "Liquidating Trust Agreement"), the Trust will terminate no later than November 17, 2002.

Narrative Description of the Business
The Partnership, as a business development company under the 1940 Act, primarily made investments in convertible debentures of small and medium sized
public companies.   The Trust does not intend to make any new investments in
additional companies.

Liquidation Policy
The investment objective of the Trustee is to wind up the Trust in an expeditious manner while seeking to maximize the value of the remaining assets and reduce the administrative and managerial costs to the Trust. Pursuant to the Liquidating Trust Agreement the Trust will terminate no later than two years after its formation date, November 17, 2000.

The Partnership distributed $1,000,000 Limited Partners in 1998 and has made no further distributions except for the Units in the Trust.

Portfolio Investments
On November 17, 2000, the Partnership had investments in two (2) portfolio companies with an aggregate cost of $10,312,729, and a fair value of $35,176,143. These investments were transferred to the Trust at the close of business on November 17, 2000.

Tutogen Medical, Inc. (formerly known as Biodynamics International, Inc.) Tutogen Medical, Inc. ("Tutogen") processes bio implants for neurosurgical, orthopedic, urological, reconstructive and general surgical indications, utilizing its patented Tutoplast process of tissue preservation and viral inactivation. Tutogen's products are distributed worldwide through operating subsidiaries in the U.S. and Germany and through strategic alliances with such companies as Mentor and I.O.P., Inc. Tutogen stock trades on the NASDAQ stock market under the symbol TTGN. On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Tutogen. Subsequently, the Partnership made follow-on investments in Tutogen.

Prior to the formation of the Trust, the following transactions involving Tutogen occurred in 2000:
1. In the first quarter of 2000, the Partnership received a principal payment in the amount of $9,950 on the $500,000 Debenture. The first quarter of Tutogen's fiscal year 2000 reported earnings of $0.05 per share.
2. The Trustee was appointed Chairman of the Board of Tutogen Medical, Inc. during the company's Annual Meeting held in late April, 2000, in New York. On August 17, 2000, the common stock was listed for trading on the American Stock Exchange with the symbol TTG.
3. On June 23, 2000, in a private transaction, the Partnership sold common stock purchase warrants to purchase 250,000 shares at an exercise price of $1.25 per share to Sulzer Medica USA Holding Co. The Partnership received proceeds in the amount of $937,500 from the transfer of those warrants.
4. On June 28, 2000 the Partnership exercised its right to convert the outstanding principal on the $500,000 Debenture, resulting in the issuance to
the Partnership of 363,000 shares of common stock of Tutogen.   On the same
date the Partnership also exercised common stock purchase warrants to purchase 1,103,957 shares, at an exercise price of $1.25 per share.

At the close of business on November 17, 2000, the Partnership transferred all of its interest in Tutogen consisting of 7,202,408 shares of common stock and 700,000 shares of common stock purchase warrants, to the Trust. The Partnership also exercised common stock options plan to purchase 2,500 shares, at an exercise price of $2.22. Upon issue these shares of common stock were transferred to the Trust.

The Trust exercised common stock purchase warrants to purchase 400,000 and 300,000 shares, at an exercise price of $1.25 and $1.50 per share, respectively, on December 20, 2000. The Trust borrowed the funds required to exercise the warrants ($950,000) from Sulzer Medica USA Holding Co. As of December 31, 2000, the Trust was the beneficial owner of 7,905,908 shares (which includes a common stock option agreement to purchase 1,000 shares at an exercise price of $7.81), representing approximately 53.24% of the outstanding shares of Tutogen (including, for this purpose shares issued in transactions described above and shares issuable upon exercise of options; all of the options are presently exercisable.)

Consolidated Health Care Associates, Inc.
Consolidated Health Care Associates, Inc. ("CHCA") operated physical therapy rehabilitation centers until it was liquidated in 1998. On December 29, 1992, the Partnership invested $2,500,000 in an 11% debenture issued by CHCA of Franklin, Massachusetts. Subsequently, the Partnership made follow-on investments in CHCA. Thereafter, in 1997 and 1998, the Partnership made additional advances to CHCA in the form of various promissory notes.

Prior to the formation of the Trust, the following transactions involving CHCA occurred in 2000:
In the first quarter of 2000, the Partnership received $69,826 in proceeds in full settlement of a promissory note previously assigned to the Partnership. The Partnership also extended a loan of $14,000 to CHCA to pay its operational costs during a Chapter 11 bankruptcy proceeding initiated by CHCA in the first quarter of 2000. The loan is evidenced by a promissory note bearing interest at 10% per annum. In the fourth quarter, 2000, the Chapter 11 reorganization proceeding was converted to a Chapter 7 liquidation. The Partnership has filed a Request for Payment of Administrative Expense Claim with the Court to recoup the principal and interest on this promissory note.

GDI Global Data, Inc.
GDI Global Data, Inc. ("GDI") provides end-to-end remote communications solutions for commercial and industrial markets. In the second quarter of 2000, the Partnership received 166,666 shares of common stock of GDI in exchange for its 8,333.33 shares of StarComm Products, Inc. ("StarComm") as a result of a merger between GDI and StarComm. During the second quarter, the Partnership received proceeds in the amount of $10,925 from the sale of 11,500 shares of common stock of GDI, a stock traded on the Toronto Stock Exchange.

At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 156,666 shares of common stock, to the Trust.

Personnel
The Trust has no direct employees but instead has contracted with the Trustee pursuant to the Liquidating Trust Agreement to provide all management and operation activities. The Trustee currently employs one additional person to assist him in performing the duties and functions required by the Trust. Outside personnel are retained by the Trustee on an as needed basis. At the present time, a substantial portion of the Trustee's staff time is devoted to activities of the Trust and Partnership.

Financial Information about Foreign and Domestic Operations
A substantial amount of business of Tutogen arises out of the operations of its German subsidiary. Since there are no additional investments planned by the Trust, there will be no additional investments in foreign operations.


Item 2.  PROPERTIES

The Trust's business activities are conducted from the leased offices of the Trustee in an office building in Dallas. Certain office expenses relating to the Trusts' activities are charged to the Partnership by the Trustee pursuant to the Liquidation Trustee Agreement.

Item 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending with regard to the Trust, however the following matters are pending with the Partnership:

The Trustee has filed a lawsuit on behalf of the Partnership against the former directors of Coded Communications Corporation and others alleging securities fraud, fraud, negligent misrepresentation and other claims to the detriment of the Partnership. That lawsuit is pending in the United States District Court for the Northern District of Texas, Dallas Division and is styled "Thomas W. Pauken, Liquidation Trustee for Renaissance Capital Partners II, Ltd. v. Hugo Camou, et al.; Civil Action No. 3-98-CV-2758-G". The Trustee also filed certain actions on behalf of the Partnership in the Coded Communications Chapter 7 bankruptcy styled "IN RE Coded Communications Corporation, et al., Debtor; Bk. Case No. 98-2741 (MFW) through 98-2743
(MFW)". The bankruptcy action was resolved with a payment of $385,000 to the Partnership in the third quarter of 1999. The lawsuit is still pending in federal court. A portion of the cause of action has been referred to arbitration in California. In 1999, the Partnership accrued expenses of $50,000 to cover anticipated legal fees.

The Partnership also appealed a decision of a Pennsylvania court in a adversial action against the controlling shareholder of U.S. Fax, a former portfolio company, in a case styled "Renaissance Capital Partners II, Ltd v. US Fax, Inc. et al." That appeal was successfully concluded in 1999. The outcome of that litigation is not expected to have a material effect on the Partnership. There are no other legal proceedings currently pending with regard to the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Beneficiaries in 2000; however, at a Special Meeting of Limited Partners of the Partnership held on November 17, 2000, the Limited Partners approved the two proposals described below, with the votes indicated:
                                                                        Broker
                                     Votes      Votes                    Non-
                                      For      Against     Abstentions   Votes
                                   ___________________________________________
Withdraw Partnership's election to
be regulated as a business
development company                 28,139         2            225         0

Amend Limited Partnership
Agreement to authorize transfer of
assets to Liquidating Trust         28,184        22            160         0


                                   PART   II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES

Upon formation of the Trust and transfer of the Partnership assets to the Trust, holders of the 43,254 units of the Partnership outstanding on November 17, 2000, were deemed to become the holders of the number of Units in the Trust equal to the number of Partnership units which they held.

Immediately following the formation of the Trust, the Trust entered into an Agreement with Sulzer Medica USA Holding Co. ("Sulzer"), whereby Sulzer made a tender offer (the "Offer") to the beneficiaries of the Trust to acquire up to 21,627 Trust Units (one half of all of the Units) at a purchase price in cash of $1,387.12 for each unit. The Offer expired on December 26, 2000. Beneficiaries tendered 32,886 units to Sulzer, of which 21,627 units were accepted by Sulzer on a pro rata basis.

Trading
There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Liquidating Trustee.

Number of Holders
As of December 31, 2000, there were approximately 1,845 beneficial holders of Trust interests.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five year period ended December 31, 2000, should be read in conjunction with the Trust's and the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K for the five years ended December 31, 2000.

                                LIQUIDATING TRUST

                      Period from      Year Ended    Year Ended    Year Ended   Year Ended
                   Nov 17, 2000 to       Dec. 31,      Dec. 31,      Dec. 31,     Dec. 31,
                      Dec 31, 2000         1999          1998         1997           1996
                           $                 $             $            $              $
Gross Income (Loss)
 (including
  realized losses)         -0-              -0-           -0-            -0-           -0-

Net Unrealized
 appreciation
 (depreciation)
    on investments     (3,466,727)          -0-           -0-            -0-           -0-


Net Income (loss)      (3,468,600)          -0-           -0-            -0-           -0-

Income (loss) per
Trust unit                    (80)          -0-           -0-            -0-           -0-


Total Assets           32,659,416           -0-           -0-            -0-           -0-


Distributions to
beneficiaries              -0-              -0-           -0-            -0-           -0-

Distributions per
Trust unit                 -0-              -0-           -0-            -0-           -0-

                                PARTNERSHIP

                    Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                     Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,        Dec. 31,
                        2000           1999           1998           1997            1996
                         $              $               $              $              $
Gross Income (Loss)
 (including realized
  losses)              990,260        401,197        66,373         243,921    (3,098,478)

Net Unrealized
appreciation
 (depreciation)
  on investments    18,245,037      8,841,095    (5,087,413)    (10,630,309)    1,049,091

Net Income (loss)   18,904,111      8,864,368    (5,622,192)    (11,106,609)   (3,000,121)

Income (loss) per
Ltd Partnership unit       437            205          (130)           (253)          (68)

Total Assets           536,864     16,780,546     7,917,415      14,631,365     26,933,422

Distributions to
partners                  -0-             -0-     1,000,000       1,000,000            -0-

Distributions
per Ltd Partnership
unit                      -0-             -0-            23              23            -0-


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Substantially all of the value of the Trust's assets are represented by the common stock in Tutogen held by the Trust. As a result, the market value of Tutogen's common stock, and fluctuations in that value, have a significant impact on estimates of the fair value of the Trust's assets. In that regard, beneficiaries of the Trust and other readers of this Report on Form 10-K and other documents relating to the fair value of the Trust's assets should recognize that Tutogen has limited capitalization and trading volume, and the market prices for its common stock at any given time do not necessarily reflect the price or prices at which a substanital block of Tutogen common stock could be bought or sold. Accordingly, beneficiaries and other readers of this Report should recognize that estimated values stated in this Report or in subsequent documents are necessarily imprecise, and that the apparent value of Units in the Trust is subject to potentially abrupt and unpredictable changes, including overall market conditions and changes in the market for Tutogen's stock. Because of the inherent uncertainty of such valuations, the estimated fair value as determined by the Trustee are likely to vary significantly from the value that could actually be realized in one or more transactions.

2000 Compared to 1999
During 2000, the Trust made no additional portfolio investments, but made a follow-on investment to Tutogen Medical, Inc. of approximately $950,000, for the exercise of the 700,000 warrants. As a result of prior investments and these follow-on investments, the Trust incurred a net loss of $3,468,600 during the period November 17, 2000 to December 31, 2000, consisting of the following: (i) interest expense of $1,873 and (ii) unrealized depreciation on investments of $3,466,727.

During 2000, the Partnership made no additional portfolio investments, but made follow-on investments to Tutogen Medical, Inc. of approximately $1,385,946, for the exercise of 1,103,957 warrants and 2,500 options. The Partnership realized net income of $18,904,111 in 2000, consisting of the following: (i) interest income of $39,957; (ii) dividend income of $27,207;
(iii) other income of $50; (iv) total expenses of $331,185; (v) realized gains on investments of $923,046 and (vi) unrealized appreciation on investments of $18,245,037. As a result of the liquidation of Portfolio Companies, conversion of debentures to equity investments, and the necessity of reserving interest accruals, interest income significantly declined in 2000. Dividends are down as they are dependent on the availability of Portfolio Companies' earnings for distribution. The estimated value of Portfolio Investments, as determined by the Trustee, indicates an increase of $18,254,037 in fair value during 2000.

The only expense incurred by the Trust in 2000 was interest expense of $1,873. Total expenses incurred by the Partnership were $331,185 in 2000, compared to $377,924 in 1999.

The Partnership incurred obligations to the Trustee of $72,000 for 2000.

1999 Compared to 1998
During 1999, the Partnership made no additional portfolio investments, but made a follow-on investment to Tutogen Medical, Inc. of approximately $300,000 as a part of an overall restructuring of its position in Tutogen. As a result of prior investments and these follow-on investments, the Partnership incurred net income of $8,864,368 in 1999, consisting of the following: (i) interest income of $269,424; (ii) dividend income of $32,090; (iii) management/director's fees of $1,107; (iv) total expenses of $377,924; (v) realized gains on investments of $98,576 and (vi) unrealized appreciation on investments of $8,841,095. As a result of the liquidation of Portfolio Companies, conversion of debentures to equity investments, and the necessity of reserving interest accruals, interest income significantly declined in 1999. Dividends are down as they are dependent on the availability of Portfolio Companies' earnings for distribution. The estimated value of Portfolio Investments, as determined by the Trustee, indicates an increase of $8,841,095 in fair value during 1999.

The Trustee substantially lowered the expenses of the Partnership in 1999. Total expenses incurred by the Partnership was $377,924 in 1999 compared to $601,152 in 1998.

The Partnership incurred obligations to the Trustee of $72,000 for 1999.

In the third quarter of 1999, the Trustee accrued estimated legal fees of $50,000 in anticipation of future legal activity related to the pending Coded Communications matter. (see Item 3. Legal Proceedings)

Year 2000
The Trust experienced no material problems associated with Year 2000 issues.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Trust is subject to financial market risks such as changes in marketable equity security prices. The Trust does not use derivative financial instruments to mitigate any of these risks. The return on the Trust's investments is generally not affected by foreign currency fluctuations.

A portion of the Trust's portfolio consists of debt and equity investments in a private company. The Trust would anticipate no impact on this investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on this investment.

A significant portion of the Trust's investment portfolio consists of common stocks, and in one case options to purchase common stock, in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in the prices of these equities would result in a similar percentage change in the fair value of the Trust's investment in those securities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Index to Financial Statements; see "Index to Financial Statements" on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. The Trust has engaged the accounting firm of Smith, Gray, Boyer and Daniell, PLLC (formerly Smith, Jackson, Cooper and Daniell, PLLC), which is the same firm the Partnership engaged to audit the financial statements in 1999. On April 22, 1999, the Partnership engaged the accounting firm of Smith, Gray, Boyer and Daniell, PLLC ("Smith Gray") to audit the Partnership's financial statements for the fiscal year ended December 31, 1999, to replace the firm of KPMG LLP ("KPMG"), which was the principal independent accountant for the Partnership's certified financial statements since 1991.

In connection with the Partnership's audits fiscal year ended December 31, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused that firm to make reference to the subject matter of the disagreement in connection with its reports.

On October 1, 1998, the Partnership was sent into liquidation. It is the goal of the liquidation Trustee to minimize the expenses of the Partnership. In order to lower the accounting fees incurred by the Partnership the Trustee approved the engagement of the firm of Smith Gray.

KPMG's report on the financial statements of the Partnership for the past two fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

The Partnership requested that KPMG furnish it with a letter addressed to the Commission stating whether it agreed with the above statements. A copy of KPMG's letter is filed as Exhibit 16.1 to this Report.

During fiscal 1998, prior to their appointment as certifying accountants, the Partnership did not consult Smith Gray regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


                                     PART  III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1)   Information Regarding Liquidating Trustee
Thomas W. Pauken, age 57, has experience both as a corporate executive officer and as the head of an independent federal agency. Professionally qualified as an attorney, he currently is the President of TWP, Inc. From 1985 to 1991, Mr. Pauken was Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. Mr. Pauken served on President Reagan's transition team and on the White House legal counsel's staff. Later, he was appointed by President Reagan as Director of ACTION, an independent federal agency that encourages volunteerism, where he served from 1981 to 1985. He also served as a White House staff assistant and as Associate Director of the White House Fellowship program from 1970 to 1971. Mr. Pauken served from 1986 to 1991 as Director of 50-off Stores, Inc. He became a member of the Board of Tutogen Medical, Inc. in January, 1999. He also is Chairman of the Board of TOR Minerals International, Inc. He holds a BA in political science from Georgetown University and a JD degree from Southern Methodist University School of Law.

(2)  Information Regarding Supervising Trustees
Pursuant to the Liquidating Trust Agreement the Board of Trusts consists of the Liquidating Trustee and two Supervising Trustees, Robert Farone and Ken Reimer. Robert Farone, age 58, has experience as a corporate executive officer. He was President of Bag'n Baggage, Ltd., an 80-store retailer of luggage and leather goods operating in eight states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's, from June 1985until 2001. Mr. Farone also has served as a director of Caribbean Marine, Inc. since June 1985, and has been on the board of directors of Tutogen since April 1999. Ken Reimer, age 61, has experience as a corporate executive officer. He is the Chairman and CEO of three small businesses, Baker Brothers America Deli, IvyGlen Schools and FCB Food Corporation. He previously served as Chief Executive Officer of Furr's Cafeteria and Roma Corporation and has also been the Chief Operating Officer or Chief Financial Officer of companies engaged in insurance, construction, manufacturing and real estate. He is also a Limited Partner of the Partnership.


Item 11.  EXECUTIVE COMPENSATION

Pursuant to the Liquidating Trust Agreement, the Trustee shall be compensated on the same terms as the compensation received by the Trustee pursuant to the Liquidation Trustee's Agreement. As of October 1, 1998, the Trustee was entitled to be compensated at an amount of $6,000 per month for a total of $18,000 for his services through December 31, 1998 and $72,000 annually for his services in 1999 and 2000. The Trustee also is entitled to full reimbursement of all reasonable expenses relative to his service on behalf of the Trust; and he may be entitled to additional compensation for his services subject to the improvement in the value of the assets of the Trust during the liquidation period. Mr. Pauken is Chairman of the Board of Tutogen and, in that capacity, he is compensated by Tutogen along with other directors through the payment of director's fees and the grant of stock options.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, Thomas W. Pauken, Trustee, did not own any Units of the Trust. The following table sets forth information concerning the number of Units of the Trust beneficially owned as of December 31, 2000, by (i) the persons who, to the knowledge of the Trustee, beneficially owned more than 5% of the outstanding Units, (ii) each Supervising Trustee, and (iii) the Supervising Trustees as a group:

Name and Address of            Units Beneficially      Percent of Total Units
  Beneficial Owner                   Owned                 Outstanding
______________________________________________________________________________

Sulzer Medica USA Holding Co.        21,627                    50%
3 E. Greenway Plaza
Houston, TX 77703

Thomas W. Pauken                        0                      *
Liquidation Trustee
5646 Milton St., Ste. 900
Dallas, Texas 75206

Kenneth Reimer                          17                     *
3712 McFarlin Blvd.
Dallas, TX 75205

Robert C. Farone                        14                     *
11067 Petal St.
Dallas, TX 75238

_______
*All directors and executive            31
officers as a group (3 persons).

_______
* Less than 1%.     To the Trustee's knowledge, no other person beneficially
owned 5% or more of the outstanding Units.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


Documents filed as part of this Form 10-K


Financial Statements:
The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.


Financial Statement Schedules:
Not applicable.


Reports on Form 8-K:
Registrant filed a report on Form 8-K with the Securities and Exchange Commission on November 21, 2000.


Exhibits:

                                    INDEX OF EXHIBITS

Exhibit Number                        Description
_____________________________________________________________________________

3.1 Renaissance Capital Partners II, Ltd. Amended and Restated Agreement and Articles of Limited Partnership dated as of September 30, 1991 (incorporated by reference to Partnership's Form N-2 as filed with the Securities and Exchange Commission on October 21, 1991 (Registration No. 33-38593)).

3.2 Liquidating Trust Agreement - Capital Partners II, Ltd. Liquidating Trust Agreement as of November 17, 2000, as amended and restated (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on November 21, 2000).

10.1 Liquidation Trustee Agreement - Agreement for Engaging the Services of Thomas W. Pauken as Liquidation Trustee of Renaissance Capital Partners II, Ltd. (incorporated by reference to Exhibit 6.1 to Partnership's Form 10-Q for quarterly period ended September 30, 1998).

10.2 Agreement dated November 17, 2000, among Sulzer Medica USA Holding Co. and Liquidating Trustee (incorporated by reference to Exhibit (d)(1) to the Schedule TO filed by Sulzer Medica USA Holding Co. with respect to the Trust on November 28, 2000).

10.3 Loan Agreement dated December 20, 2000, among Sulzer Medica USA Holding Co. and Capital Partners II, Ltd. Liquidating Trust with respect to Tutogen Medical, Inc. (incorporated by reference to Exhibit 99.3 to the
      Schedule 13D/A (Amendment No. 2) filed by Sulzer Medica USA, Inc. on January 5, 2001).

10.4 Pledge Agreement dated December 20, 2000, among Sulzer Medica USA Holding Co. and Capital Partners II, Ltd. Liquidating Trust with respect to Tutogen Medical, Inc. (incorporated by reference to Exhibit 99.4 to the Schedule 13D/A (Amendment No. 2) filed by Sulzer Medica USA, Inc. on January 5, 2001).

16.1 KPMG LLP letter dated March 9, 2000, addressed to the Commission regarding changes in accountants (filed herewith).

21    List of subsidiaries (filed herewith).



                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  March 30, 2001
                                  RENAISSANCE CAPITAL PARTNERS II, LTD.

                                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                             (Registrant)


                                       By: _________/S/______________
                                           Thomas W. Pauken
                                           Liquidating Trustee





                                    EXHIBIT 16.1




                                     KPMG  LLP





                                                   March 9, 2000


Securities and Exchange Commission
Washington, DC 20549


Ladies and Gentlemen:

We were previously principal accountants for Renaissance Capital Partners II, Ltd. and, under the date of February 12, 1999, we reported on the financial statements of Renaissance Capital Partners II, Ltd. as of December 31, 1998 and for each of the years in the three-year period ended December 31, 1998.
On August 23, 1999 our appointment as principal accountants was terminated.
We have read Renaissance Capital Partners II, Ltd. statements included under
Item 9 of its December 31, 1999 Form 10-K, and we agree with such statements, except that we are not in a position to agree or disagree with Renaissance Capital Partners II, Ltd.'s statement that Smith, Jackson, Cooper and Daniell, PLLC was not engaged regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on Renaissance Capital Partners II, Ltd.'s financial statements nor are we in a position to agree or disagree with Renaissance Capital Partners II, Ltd.'s statements that the change was approved by the Trustee.


                                                      Very truly yours,



                                                      KPMG LLP







                                  EXHIBIT 21



 Name of Subsidiary                             Jurisdiction of Incorporation
 __________________                             _____________________________

Tutogen Medical, Inc.                                     Florida






























                                   INDEX

CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST

                                                                 Page

Independent Auditors' Report                                     F-1.1

Statement of Assets and Liabilities -
December 31, 2000                                                F-1.2

Statement of Investments -
December 31, 2000                                                F-1.3

Statement of Operations -
For the period November 17, 2000 (inception)
to December 31, 2000                                             F-1.4

Statement of Changes in Net Assets in Liquidation -
For the period November 17, 2000 (inception)
to December 31, 2000                                             F-1.5

Statement of Cash Flows -
For the period November 17, 2000 (inception)
to December 31, 2000                                             F-1.6

Notes to Financial Statements                             F-1.7 through F-1.8


RENAISSANCE CAPITAL PARTNERS II, LTD.

Independent Auditors' Reports                             F-2.1 through F-2.2

Statements of Assets, Liabilities and Partners' Equity -
December 31, 2000 and 1999                                       F-2.3

Statement of Investments -
December 31, 1999                                         F-2.4 through F-2.5

Statements of Operations -
For Years ended December 31, 2000, 1999, and 1998                F-2.6

Statements of Partners' Equity -
For Years ended December 31, 2000, 1999, and 1998                F-2.7

Statements of Cash Flows -
For Years ended December 31, 2000, 1999, and 1998                F-2.8

Notes to Financial Statements                            F-2.9 through F-2.12





                  SMITH, GRAY, BOYER & DANIELL,  P.L.L.C.


                        Independent Auditors' Report


The Board of Trustees
Capital Partners II, Ltd. Liquidating Trust

We have audited the accompanying statement of assets and liabilities of Capital Partners II, Ltd. Liquidating Trust (a Texas Liquidating Trust), as of December 31, 2000, including the statement of investments, as of December 31, 2000, and the related statements of operations, changes in net assets in liquidation, and cash flows for the period from November 17, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 2000, by examination of securities held in safekeeping for the Trust and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Partners II, Ltd. Liquidating Trust as of December 31, 2000, and the results of its operations and its cash flows for the period from November 17, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





                                     SMITH, GRAY, BOYER & DANIELL
                                     A Professional Limited Liability Company


Dallas, Texas
January 30, 2001


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (SUCCESSOR TO RENAISSANCE CAPITAL PARTNERS II, LTD.)

                    STATEMENT OF ASSETS AND LIABILITIES
                          DECEMBER 31, 2000

Assets                                                2000
                                                    ________

Investments at fair value,
  cost of $35,176,143                            $  32,659,416
                                                 _____________

            Total Assets                         $  32,659,416
                                                 =============


Liabilities

Liabilities:
  Accrued Expenses                                     $ 1,873
  Note Payable (Note 4)                                950,000
                                                 _____________

Total Liabilities                                      951,873
                                                 _____________

Net Assets in Liquidation                           31,707,543
                                                 _____________

                                                 $  32,659,416
                                                 =============



Net Assets in Liquidation per Unit of
Beneficial Interest                                     $  733
                                                 =============

Number of Units of Beneficial
Interest Outstanding                                 43,254.01
                                                 =============

See accompanying notes to financial statements.


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (SUCCESSOR TO RENAISSANCE CAPITAL PARTNERS II, LTD.)

                        STATEMENT OF INVESTMENTS
                           DECEMBER 31, 2000

                                                    2000
                                   ________________________________________
                                                                Fair
                                     Shares       Cost          Value
                                   ________________________________________

  Eligible Portfolio Investments -
   Common Stock  (1)

 Tutogen Medical, Inc.            7,904,908  $  35,117,289  $  32,607,746


 GDI Global Data, Inc.              155,166  $      58,854  $      51,670
                                             _____________   ____________

      Total Investments (2)                  $  35,176,143  $  32,659,416
                                             =============   ============






(1)   Valued at fair value as determined by the Trustee.
(2)  All portfolio securities held are non-income producing.
 See accompanying notes to financial statements.


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (SUCCESSOR TO RENAISSANCE CAPITAL PARTNERS II, LTD.)

                         STATEMENT OF OPERATIONS
   FOR THE PERIOD FROM NOVEMBER 17, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                  2000
                                             ____________

Investment expenses -
 Interest Expense                            $      1,873
                                             ____________

  Net operating loss                               (1,873)
                                             ____________

Net unrealized appreciation
 (depreciation) on investments                 (3,466,727)
                                             ____________
  Net decrease in net assets
    from operations                          $ (3,468,600)
                                             =============

See accompanying notes to financial statements.



                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (SUCCESSOR TO RENAISSANCE CAPITAL PARTNERS II, LTD.)

             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

   FOR THE PERIOD FROM NOVEMBER 17, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                             2000
                                                         ____________

Change in net assets resulting from operations:
 Net operating loss                                     $     (1,873)

Change in net unrealized appreciation or depreciation
 of portfolio investments                                 (3,466,727)
                                                         ____________
 Net decrease in net assets
     resulting from operations                            (3,468,600)

Change in net assets from transfer of investments
     from Partnership                                     35,176,143
                                                         ____________

 Net increase in net assets for the period                31,707,543

Net assets in liquidation at beginning of period                -
                                                         ____________

Net assets in liquidation at end of period             $  31,707,543
                                                         ============

See accompanying notes to financial statements.


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (SUCCESSOR TO RENAISSANCE CAPITAL PARTNERS II, LTD.)

                        STATEMENT OF CASH FLOWS
   FOR THE PERIOD FROM NOVEMBER 17, 2000 (INCEPTION) TO DECEMBER 31, 2000


                                                              2000
                                                          _____________
Cash flows from operating activities
 Net decrease in net assets from operations               $ (3,468,600)
 Adjustments to reconcile net assets from operations
  to net cash used in operating activities:
   Net unrealized (appreciation)
    depreciation on investments                              3,466,727
   Increase in accrued liabilities                               1,873
                                                          _____________

     Net cash used in operating activities                         -

Cash flows from investing activities                               -

Cash flows from financing activities                               -
                                                          _____________

Net increase (decrease) in cash and cash equivalents               -

Cash and cash equivalents at beginning of period                   -
                                                          _____________

Cash and cash equivalents at end of period                $        -
                                                          =============

Supplemental disclosure of noncash investing transactions:

 On December 20, 2000, the Trust purchased 700,000 shares of common stock of Tutogen Medical, Inc. in the amount of $950,000 through the exercise of warrants and was funded by a note payable to Sulzer Medica USA Holding Co.




See accompanying notes to financial statements.

                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                       Notes to Financial Statements

                             December 31, 2000

1.  Organization and Purpose

Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). The Partnership, which was a Texas limited partnership formed in 1991, was a diversified, closed-end management investment partnership and operated as business development company under the Investment Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998 the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

The proposal to amend the Partnership Agreement and authorize the Trustee to transfer the investment assets of the Partnership to a liquidating Trust was approved at a special meeting of the limited partners on November 17, 2000. The Partnership transferred portfolio investments at fair value in the amount of $35,176,143 to the Trust effective as of the close of business on November 17, 2000.

Also effective as of the close of business on November 17, 2000, the 43,254.01 limited partnership units of the Partnership, outstanding on such date, were automatically deemed to represent 43,254.01 units of beneficial interest in the Trust ("Units"). As a result, each limited partner of the Partnership received one Unit of the Trust for each unit of the Partnership held on such date.

2.  Significant Accounting Policies

(a)  Valuation of Investments
Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter. Most securities held by the Trust are thinly traded and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b)  Federal Income Taxes
The Trust is a complete pass-through entity for federal income tax purposes and, accordingly, is not subject to income tax. Instead, each beneficiary of the Trust is required to take into account, in accordance with such beneficiary's method of accounting, such beneficiary's pro rata share of the Trust's income, gain, loss, deduction or expense, regardless of the amount or timing of distributions to beneficiaries.

(c)  Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Trust and Management Fees

In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus $4,000 per month for reimbursement of administrative personnel. Such fees have been paid in 2000 by the Partnership on behalf of the Trust.

The Trustee serves as Chairman of the Board of Directors of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 70,000 shares of common stock.

4.  Tender Offer and Note Payable

Sulzer Medica USA Holding Co. (the "Purchaser") entered into a tender offer agreement (the "Tender Offer") on November 17, 2000, with the Trust to purchase up to 21,627 units at a price of $1,387 per trust unit. Upon final closing of the tender offer on December 26, 2000, the Purchaser acquired 21,627 trust units (representing 50% of the trust units outstanding at December 31, 2000) from the beneficial owners.

In connection with the tender offer, the Trust purchased 700,000 shares of common stock of Tutogen Medical, Inc. for $950,000 through the exercise of warrants on December 20, 2000. The purchase of common stock was funded through a loan agreement (the "loan") with Sulzer Medica USA Holding Co. The loan is due on November 17, 2002 with accrued interest at the rate of one-year LIBOR as reported in the Wall Street Journal on the date of the funding (5.997% at December 20, 2000) and thereafter on the anniversary date of funding. The loan is secured by 700,000 shares of common stock of Tutogen Medical, Inc.


                     SMITH, GRAY, BOYER & DANIELL,  P.L.L.C.


                           Independent Auditors' Report


The Partners
Renaissance Capital Partners II, Ltd.:

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners II, Ltd. (a Texas Limited Partnership) as of December 31, 2000 and 1999, including the statement of investments, as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Renaissance Capital Partners II, Ltd. for the year ended December 31, 1998, were audited by other auditors whose report dated February 12, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1999, by examination of securities held in safekeeping for the Partnership and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                 SMITH, GRAY, BOYER & DANIELL
                                 A Professional Limited Liability Company


Dallas, Texas
January 30, 2001



                                    KPMG LLP


                          Independent Auditors' Report


The Partners
Renaissance Capital Partners II, Ltd.:

We have audited the accompanying statements of operations, partners' equity, and cash flows of Renaissance Capital Partners II, Ltd. (a Texas Limited Partnership) for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Renaissance Capital Partners II, Ltd. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                   KPMG LLP

Dallas, Texas
February 12, 1999




                      RENAISSANCE CAPITAL PARTNERS II, LTD.

              STATEMENT OF ASSETS, LIABILITIES, AND PARTNERS' EQUITY

                            DECEMBER 31, 2000 AND 1999

Assets                                       2000             1999
                                        ____________     ___________

Cash and cash equivalents                $   519,145     $ 1,012,358
Short term investments                           -           100,000
Investments at fair value, cost of
  $8,066,598 in 1999  (note 4)                   -        15,634,975
Interest receivable                              -             2,315
Other assets                                  17,719          30,898
                                        ____________     ___________

                                         $   536,864     $16,780,546
                                        ============     ===========
Liabilities and Partners' Equity

Liabilities:
  Accounts payable                        $   56,296      $   27,946
  Accrued liabilities                         50,000          50,000
                                        ____________     ___________

        Total liabilities                    106,296          77,946
                                        ____________     ___________
Partners' equity (note 5):
  Limited partners (outstanding units of
    43,254.01 in 2000 and 1999)              430,568      16,702,600
                                        ____________     ___________

        Total partners' equity               430,568      16,702,600

Commitments and contingencies
    (notes 3 and 4)
                                        ____________     ___________

                                         $   536,864     $16,780,546
                                        ============     ===========

Limited partners' equity per
     limited partnership unit                 $   10         $   386
                                        ============     ===========


See accompanying notes to financial statements.


                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                          STATEMENT OF INVESTMENTS

                              DECEMBER 31, 1999

                                               1999

                            Interest     Due                      Fair
                              rate      date          Cost        Value
                           _____________________________________________

    Eligible Portfolio Investments -
      Convertible Debentures and
      Notes Receivable (1)


  Central PA Rehabilitation
    Services, Inc. - physical
    therapy rehabilitation
         centers:
      Note receivable         9.00     Varies    $   79,415    $   79,415


  Tutogen Medical, Inc.
   (formerly Biodynamics
    International, Inc.) -
    specialty surgical products:
      Convertible debenture   9.00    11/11/02   $  500,000    $  500,000
                                                 __________    __________

                                                    579,415       579,415
                                                 __________    __________



                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                         STATEMENT OF INVESTMENTS

                             DECEMBER 31, 1999

                                                 1999

                                                                 Fair
                                Shares         Cost              Value
                               __________________________________________

    Eligible Portfolio Investments -
      Common and Preferred Stock and
      Warrants (1)

  Tutogen Medical, Inc.
  (formerly Biodynamics
   International, Inc.) -
    specialty surgical products:
      Common                    5,735,451    $ 7,487,183     $15,055,560
      Warrants to purchase
      547,560 shares
       of Tutogen Medical, Inc.   547,560          -                 -
      Warrants to purchase
      806,396 shares
       of Tutogen Medical, Inc.   806,396          -                 -
      Warrants to purchase
      400,000 shares
       of Tutogen Medical, Inc.   400,000          -                 -
      Warrants to purchase
      300,000 shares
       of Tutogen Medical, Inc.   300,000          -                 -
                                             __________       __________

                                              7,487,183       15,055,560
                                             __________       __________

                                            $ 8,066,598      $15,634,975
                                             ==========       ==========

(1) Valued at fair value as determined by the Trustee (note 4).


  See accompanying notes to financial statements.


                       RENAISSANCE CAPITAL PARTNERS II, LTD.

                             STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                     2000          1999           1998
                                 ____________   ___________   ____________
Income:
  Interest                         $   39,957   $   269,424   $   354,888
  Dividends                            27,207        32,090        16,217
  Other Income                             50            -             -
  Commitment, closing
     and management fees                   -          1,107         6,102
                                 ____________   ___________   ____________

                                       67,214       302,621       377,207
                                 ____________   ___________   ____________
Expenses (note 3):
  General and administrative          259,185       305,924       331,953
  Trustee Fees                         72,000        72,000        18,000
  Management fees                          -             -        251,199
                                 ____________   ___________   ____________

                                      331,185       377,924       601,152
                                 ____________   ___________   ____________

        Operating (loss) income      (263,971)      (75,303)     (223,945)
                                 ____________   ___________   ____________
Investment loss:
  Net unrealized appreciation
    (depreciation) on
       investments (note 4)        18,245,037     8,841,095    (5,087,413)
  Net realized gain (loss)
       on investments                 923,046        98,576      (310,834)
                                 ____________   ___________   ____________

        Investment gain (loss)     19,168,083     8,939,671    (5,398,247)
                                 ____________   ___________   ____________

        Net income (loss)         $18,904,111    $8,864,368   $(5,622,192)
                                 ============   ===========   ============

Limited Partners' share of
   net income (loss) $437.04,
   $204.94 and $(129.94) per unit
   for 2000, 1999 and 1998,
   respectively                   $18,904,111    $8,864,368   $(5,622,192)
General Partner's share of
   net loss                                -             -             -
                                 ____________   ___________   ____________

        Net income (loss)         $18,904,111    $8,864,368   $(5,622,192)
                                 ============   ===========   ============



See accompanying notes to financial statements.



                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                       STATEMENTS OF PARTNERS' EQUITY

              YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                      General      Limited
                                      Partner      Partners       Total
                                   ____________  ___________   ___________

Balance, December 31, 1997         $  (197,969)  $14,684,837   $14,486,868

  Redemption of 50 limited
  partnership units                         -        (26,444)      (26,444)

  Net loss                                  -     (5,622,192)   (5,622,192)

  Distributions (note 5)                    -     (1,000,000)   (1,000,000)

  Dissolution adjustment (note 5)      197,969      (197,969)           -
                                   ____________  ___________   ___________

Balance, December 31, 1998                  -      7,838,232     7,838,232

  Net income                                -      8,864,368     8,864,368
                                   ____________  ___________   ___________

Balance, December 31, 1999                  -     16,702,600    16,702,600

  Net income                                -     18,904,111    18,904,111

  Distribution to Liquidating Trust
                  (note 5)                  -    (35,176,143)  (35,176,143)
                                   ____________  ___________   ___________

Balance, December 31, 2000         $        -    $   430,568   $   430,568
                                   ============  ===========   ===========




See accompanying notes to financial statements.



                   RENAISSANCE CAPITAL PARTNERS II, LTD.

                         STATEMENTS OF CASH FLOWS

                     YEARS ENDED 2000, 1999, AND 1998

                                           2000         1999         1998
                                       ___________  ___________  ___________
Cash flows from operating
activities:
  Net income (loss)                    $18,904,111   $8,864,368  $(5,622,192)
  Adjustments to reconcile
  net income (loss) to net cash
  used in operating activities:
      Net unrealized (appreciation)
        depreciation on investments    (18,245,037)  (8,841,095)   5,087,413
      Net realized gain (loss)
      on investments                      (923,046)     (98,576)     310,834
      (Increase) decrease in
      other assets                          13,179      (24,502)      (6,396)
      Increase (decrease) in
      interest receivable                    2,315     (173,975)    (176,793)
      Increase (decrease) in
      accounts payable                      28,350      (13,641)      17,644
      Decrease in accounts payable
      - affiliate                               -       (37,596)     (82,958)
      Increase in accrued liabilities           -        50,000          -
                                       ___________  ___________  ___________
          Net cash used in operating
          activities                      (220,128)    (275,017)    (472,448)
                                       ___________  ___________  ___________
Cash flows from investing activities:
  Purchase of investments               (1,400,110)    (300,000)    (718,386)
  Proceeds from sale of
  investments                              948,425      110,979    1,708,138
  Repayment of principal on
  investments                               78,600      337,381          -
  Investments in short term
  investments, net                         100,000     (100,000)     992,400
                                       ___________  ___________  ___________
          Net cash provided by
         (used in) investing
          activities                      (273,085)      48,360    1,982,152
                                       ___________  ___________  ___________
Cash flows from financing activities:
  Redemption of limited partnership units       -            -       (26,444)
  Distributions to limited partners             -            -    (1,000,000)
                                       ___________  ___________  ___________
          Net cash used in
          financing activities                  -            -    (1,026,444)
                                       ___________  ___________  ___________
Net increase (decrease) in cash and
cash equivalents                          (493,213)    (226,657)     483,260
Cash and cash equivalents at
beginning of the year                    1,012,358    1,239,015      755,755
                                       ___________  ___________  ___________
Cash and cash equivalents at
end of the year                          $ 519,145   $1,012,358   $1,239,015
                                       ===========  ===========  ===========

Noncash investing transactions:

  During 2000, the Partnership transferred the investment portfolio at fair value of $35,176,143 to the Trust.

  During 2000 and 1999, the Partnership exercised its right to convert debentures in the principal amounts of $490,050 and $2,074,081 to 363,000 and 4,600,507 shares of common stock of Tutogen Medical, Inc., respectively.

  During 2000 and 1999, investment costs of $14,000 and $13,765,899 were permanently written-down against valuation reserves, respectively.

  During 1999 and 1998, $274,682 and $127,911,respectively, of interest receivable was capitalized to convertible debentures, notes receivable or common stock.


See accompanying notes to financial statements.


                     RENAISSANCE CAPITAL PARTNERS II, LTD.

                        Notes to Financial Statements

                      December 31, 2000, 1999, and 1998

1.  Organization and Business Purpose

Renaissance Capital Partners II, Ltd. (the "Partnership"), a Texas limited partnership, was formed in 1991, and operated as a business development company under the Investment Company Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies, while the Managing General Partner believed offered the opportunity for growth.

On January 23, 1991, the Partnership filed a registration statement for the sale of up to 50,000 limited partnership units at an offering price of $1,000 per unit. Upon final closing of the offering on March 31, 1993, the Partnership received net contributions of $39,064,847.

On October 1, 1998 the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

On November 17, 2000, the limited partners approved an amendment to the partnership agreement authorizing the Trustee to transfer the Partnership's investment portfolio to Capital Partners II, Ltd. Liquidating Trust (the "Trust"), and withdrawing its election to be regulated as a business development company.


2.  Summary of Significant Accounting Policies

(a)  Valuation of Investments
Portfolio investments are carried at fair value as determined by the Trustee quarterly (note 4). Most securities held by the Partnership are thinly traded and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b)  Statements of Cash Flows
The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)  Net Income (Loss) per Limited Partnership Unit
Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year. The weighted average limited partnership Units outstanding were 43,254.01 during 2000, 1999, and 1998.

(d)  Federal Income Taxes
In accordance with Federal income tax regulations, no income taxes are levied in a partnership, but rather on the individual partners. Consequently, no Federal income taxes have been reflected in the accompanying financial statements.

(e)  Short Term Investments
Short term investments represent a bank certificate of deposit with a maturity date of 6 months. Such investment was valued at cost, which approximates market.

(f)  Commitment, Closing and Management Fees
Commitment, closing and management fees represent amounts charged to Eligible Portfolio Companies for commitments to fund additional amounts under convertible debenture agreements, closing of convertible debenture agreements and management services provided by the Managing General Partner to Eligible Portfolio Companies. Such fees are recognized as income based on the terms of the underlying convertible debenture agreements and management agreements.

(g)  Management Estimates
Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial settlements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(h)  Reclassifications
Certain reclassifications have been made to the 1998 Financial Statements to conform to the 1999 presentation.

3.  Trustee and Management Fees

Renaissance Capital Group, Inc. (the "Managing General Partner"), served as the investment adviser to the Partnership from its inception to September 30, 1998. In those capacities, the Managing General Partner was primarily responsible for the selection, evaluation, structure, and administration of the Partnership's investment portfolio. The Managing General Partner received management fees of $251,199 in 1998. In addition, the Managing General Partner was reimbursed by the Partnership for administrative expenses incurred by the Managing General Partner on behalf of the Partnership. Such reimbursements were $99,055, for the year ended December 31, 1998, and are included in general and administrative expenses in the accompanying statements of operations. Furthermore, each of the Independent General Partners received a quarterly fee and reimbursement of expenses incurred on behalf of the Partnership. Such amounts totaled $49,283 in 1998 and are included in general and administrative expenses in the accompanying statements of operations.

In October 1998, the Partnership entered into an agreement with the Trustee to provide management services to the Partnership in connection with the liquidation. The Trustee receives a monthly fee of $6,000 for services rendered under the liquidation. Such fees totaled $72,000, $72,000 and $18,000, respectively, for the years ended December 31, 2000, 1999 and 1998.
In addition, the Trustee receives a monthly fee of $4,000 for reimbursement for administrative personnel, and such reimbursements are included in general and administrative expenses in the accompanying statements of operations.

4.  Investments

The Partnership has invested in convertible debentures and other securities of companies that qualified as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Investments of the Partnership are carried in the statements of assets, liabilities, and partners' equity at fair value, as determined in good faith by the Trustee quarterly.

The debentures held by the Partnership have been converted into the common stock of the issuer at a set conversion price. The common stock acquired upon exercise of the conversion feature has been generally registered, but thinly traded. Interest is generally payable monthly, and all debentures had sinking fund provisions beginning three to four years from issue date. The debentures generally had call options, usually commencing three years subsequent to issuance, at prices specified in the debenture agreements.

In accordance with the Partnership Agreement and the original offering document, the Trustee will, on a quarterly basis, prepare a valuation of the Partnership assets, including the investment portfolio and any other investments. For securities that are publicly traded and for which quotations are available, the Partnership will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

On November 17, 2000, the Partnership had investments in 2 portfolio companies with an aggregate cost of $10,312,729, and a fair value of $35,176,143. Pursuant to the limited partners' approval, these investments were transferred to the Trust at fair value on November 17, 2000.

As of December 31, 1999, the Partnership held Eligible Portfolio Investments with a fair value, as determined in good faith by the Trustee, of $15,634,975. As of December 31, 1999, the net unrealized appreciation associated with investments held by the Partnership was $7,568,377. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

5.  Partners' Equity

Upon commencement of liquidation and withdraw of the Managing General Partner in 1998, all items of income, gain, loss and deduction of the Partnership, including any Capital Transaction, as defined in the Partnership Agreement, are allocated to the limited partners. Additionally, the Managing General Partners' deficit balance was reallocated in 1998 to the limited partners pursuant to the terms of the Partnership Agreement.

Distributions to the limited partners are made at the discretion of the Trustee. The Partnership made a cash distribution of $1,000,000 to the limited partners in 1998.

The transfer of the portfolio investments at fair value in the amount of $35,176,143 from the Partnership to the Trust in 2000 is considered a liquidating distribution of the Partnership for federal income tax purposes. Therefore, each holder of limited partnership units of the Partnership will recognize gain or loss equal to the difference between the net fair value of the liquidating distribution deemed received in respect of such units and holder's adjusted tax basis in such units. Such gain or loss is a capital gain or loss if such units were held as a capital asset, and such gain or loss is long-term if such units are held for more than one year as of November 17, 2000, the date the liquidating distribution was deemed to have been made.