Form 10-Q
period 2001-03-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2001-05-15
CIK 1128700

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                  For quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

        For the transition period from ___________ to _______________

                      Commission File Number:   038593


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
       (Successor in interest to Renaissance Capital Partners II, Ltd.)
______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

            Texas                                             75-6590369
______________________________________________________________________________
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

     5646 Milton Street, Suite 900                               75206
______________________________________________________________________________
(Address of principal executive offices)                       (Zip code)

                                  (214) 378-9340
______________________________________________________________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]


                         PART I.   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                    STATEMENTS OF ASSETS AND LIABILITIES

                                 (Unaudited)

                 Assets

                                              December 31,         March 31,
                                                 2000                2001
                                             ____________       ____________
Investments at fair value,
  cost of $35,176,143 at
    December 31, 2000,
    and March 31, 2001                       $ 32,659,416       $ 22,991,575
                                             ____________       ____________

         Total Assets                        $ 32,659,416       $ 22,991,575
                                             ============       ============

Liabilities
Liabilities:
  Accrued Interest expense                   $      1,873       $     15,921
  Note Payable (see note 5)                       950,000            950,000
                                             ____________       ____________

        Total liabilities                         951,873            965,921
                                             ____________       ____________

  Net Assets in Liquidation                    31,707,543         22,025,654
                                             ____________       ____________

                                             $ 32,659,416       $ 22,991,575
                                             ============       ============


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $733               $509
                                             ============       ============

Number of Units of Beneficial
   Interest Outstanding                         43,254.01          43,254.01
                                             ============       ============


See accompanying notes to financial statements.

                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (Successor to Renaissance Capital Partners II, Ltd.)

                         STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2001

                              (Unaudited)

Expenses -
   Interest expense                                             $    14,048
   General and administrative                                        19,056
   Trustee Fees                                                      18,000
                                                                ___________

     Total Expenses                                                  51,104
                                                                ___________

     Net operating loss                                             (51,104)
                                                                ___________
Net unrealized appreciation
   (depreciation) on investments                                 (9,667,841)

                                                                ___________
     Net decrease in net assets
        from operations                                         $(9,718,945)
                                                                ===========




See accompanying notes to financial statements.

                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

              STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                     THREE MONTHS ENDED MARCH 31, 2001

                                 (Unaudited)


Change in net assets resulting from operations:

    Net operating loss                                     $   (51,104)

Change in net unrealized appreciation or
    depreciation of portfolio investments                   (9,667,841)

Change in net assets resulting from transfer cash assets
      from Partnership                                          37,056
                                                           ___________

Net increase (decrease) in net assets for the period        (9,681,889)

Net assets in liquidation at beginning of period            31,707,543
                                                           ___________

Net assets in liquidation at end of period                 $22,025,654
                                                           ===========



See accompanying notes to financial statements.

              CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
           (Successor to Renaissance Capital Partners II, Ltd.)

                          STATEMENT OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 2001

                              (Unaudited)


Cash flows from operating activities
   Net decrease in net assets from operations             $ (9,718,945)
   Adjustments to reconcile net assets from operations
     to net cash used in operating activities:
       Net unrealized (appreciation) depreciation
          on investments                                     9,667,841
       Increase in accrued liabilities                          14,048
                                                           ___________

     Net cash used in operating activities                     (37,056)

Cash flows from investing activities                               -0-

Cash flows from financing activities
        Transfer of cash assets from Partnership                37,056
                                                           ___________

Net increase (decrease) in cash and cash equivalents               -0-

Cash and cash equivalents at beginning of period                   -0-
                                                           ___________

Cash and cash equivalents at end of period                $        -0-
                                                           ===========



See accompanying notes to financial statements.

                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (Successor to Renaissance Capital Partners II, Ltd.)

                      Notes to Financial Statements

                              March 31, 2001

1.  ORGANIZATION AND PURPOSE

Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). The Partnership, which is a Texas limited partnership formed in 1991, was organized as a diversified, closed-end management investment partnership and operated as business development company under the Investment Act of 1940.
The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998, the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

The proposal to amend the Partnership Agreement and authorize the Trustee to transfer the investment assets of the Partnership to a liquidating Trust was approved at a special meeting of the limited partners on November 17, 2000. The Partnership transferred portfolio investments at fair value in the amount of $35,176,143 to the Trust effective as of the close of business on November 17, 2000.

Also effective as of the close of business on November 17, 2000, the 43,254.01 limited partnership units of the Partnership outstanding on such date, were automatically deemed to represent 43,254.01 units of beneficial interest in the Trust ("Units"). As a result, each limited partner of the Partnership received one Unit of the Trust for each unit of the Partnership held on such date.

2.  SIGNIFICANT ACCOUNTING POLICIES

(a) VALUATION OF INVESTMENTS
Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter. Most securities held by the Trust are thinly traded and their value as of a particular date does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b) FEDERAL INCOME TAXES
The Trust is a pass-through entity for federal income tax purposes and, accordingly, is not subject to income tax. Instead, each beneficiary of the Trust is required to take into account, in accordance with such beneficiary's method of accounting, such beneficiary's pro rata share of the Trust's income, gain, loss, deduction or expense, regardless of the amount or timing of distributions to beneficiaries.

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

3.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and include all disclosures normally required by generally accepted accounting principles, but do not include all disclosures normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim period have been made.

4.  TRUSTEE FEES

In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month. Fees paid to the Trustee during the three months ended March 31, 2001, was $18,000.

The Trustee serves as Chairman of the Board of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is the beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 80,000 shares of common stock.

5.  TENDER OFFER AND NOTE PAYABLE

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

6.  INVESTMENTS

Investments of the Trust are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as determined in good faith by the Liquidation Trustee.

For securities that are publicly traded and for which quotations are available, the Trust will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

The financial statements include investments valued at $32,659,416 (100% of total assets) and $22,991,575 (100% of total assets) as of December 31, 2000, and March 31, 2001, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of March 31, 2001, follows:

                                                              FAIR
                                             COST             VALUE

          Tutogen Medical, Inc.
          Common Stock                $  35,176,143     $  22,924,233

          GDI Global Data, Inc.
          Common Stock                          -0-            67,342
                                      _____________     _____________

                                      $  35,176,143     $  22,991,575
                                      =============     =============


7.  TRANSACTIONS WITH RENAISSANCE CAPITAL PARTNERS II, LTD.

The Partnership paid operating expenses of $37,056 on behalf of the Trust for the three months ended March 31, 2001. These cash payments have been recorded as a transfer of cash assets from the Partnership in the accompanying financial statements.

Summarized financial information for the Partnership for the three months ended March 31, 2001, and as of March 31, 2001, follows:

                       CONDENSED STATEMENT OF OPERATIONS

        Income                                       $      4,775
                                                      ___________
                                                            4,775
                                                      ___________

        Expenses                                           87,305
                                                      ___________
                                                           87,305
                                                      ___________

               Net loss                              $    (82,530)
                                                      ===========


                 CONDENSED STATEMENT OF ASSETS AND LIABILITIES

        Cash and cash equivalents                    $    358,122
        Other assets                                       21,471
                                                      ___________
                                                          379,593
                                                      ___________

        Accounts payable and accrued expenses              68,611
                                                      ___________
                                                           68,611
                                                      ___________

               Partners' equity                      $    310,982
                                                      ===========


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The discussion set forth herein contains certain forward looking statements with respect to the financial condition, results of operations and business of the Trust. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include, but are not limited to, changes in economic conditions; competitive conditions in the markets in which portfolio companies conduct their operations, including competition from companies with substantially greater resources than those of the portfolio companies; and the results of litigation, which cannot be predicted with certainty. Readers of this Discussion should not place undue reliance on forward looking statements.

1.  MATERIAL CHANGES IN FINANCIAL CONDITION

For the first quarter ended March 31, 2001, total Beneficiaries' interest decreased $9,718,945, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. with a value of $2.90 per share as of March 31, 2001.

The following portfolio transactions are noted for the quarter ended March 31, 2001 (portfolio companies are herein referred to as the "Company"):

TUTOGEN MEDICAL, INC.
At the close of business on November 17, 2000, the Partnership transferred all of its interest in Tutogen consisting of 7,202,408 shares of common stock and 700,000 shares of common stock purchase warrants, to the Trust. The Partnership also exercised common stock options plan to purchase 2,500 shares, at an exercise price of $2.22. Upon issue these shares of common stock were transferred to the Trust.

The Trust exercised common stock purchase warrants to purchase 400,000 and 300,000 shares, at an exercise price of $1.25 and $1.50 per share, respectively, on December 20, 2000. The Trust borrowed the funds required to exercise the warrants ($950,000) from Sulzer Medica USA Holding Co. As of December 31, 2000, the Trust was the beneficial owner of 7,905,908 shares (which includes a common stock option agreement to purchase 1,000 shares at an exercise price of $7.81) representing approximately 53.24% of the outstanding shares of Tutogen (including, for this purpose shares issued in transactions described above and shares issuable upon exercise of options; all of the options are presently exercisable.)

The Trustee serves as Chairman of the Board of Directors of Tutogen and, during the quarter ended March 31, 2001, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.

GDI GLOBAL DATA, INC.
At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock to the Trust. On the March 31, 2001, the closing price of the GDI stock was $0.434 per share.

2.  MATERIAL CHANGES IN OPERATIONS

The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended March 31, 2001, the Trust recorded net loss of $9,681,889, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $4.125 as of December 31, 2000, and $2.90 on March 31, 2001. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.


                        PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None other than what has been previously disclosed.



                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

    DATE: May 15, 2001

                                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                      (Registrant)

                                  By:  _______/s/____________
                                         Thomas W. Pauken
                                         Liquidating Trustee