Form 10-Q
period 2001-06-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2001-08-06
CIK 1128700

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                 For quarterly period ended June 30, 2001

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

                   STATEMENTS OF ASSETS AND LIABILITIES

                                (Unaudited)

            Assets

                                              December 31,         June 30,
                                                 2000               2001
                                             ____________       ____________

Investments at fair value,
  cost of $35,176,143 at December 31, 2000,
  and June 30, 2001                          $ 32,659,416       $ 23,684,863
                                             ____________       ____________

         Total Assets                        $ 32,659,416       $ 23,684,863
                                             ============       ============

           Liabilities
Liabilities:
  Accrued Interest expense                   $      1,873       $     30,125
  Note Payable (see note 5)                       950,000            950,000
                                             ____________       ____________

        Total liabilities                         951,873            980,125
                                             ____________       ____________

  Net Assets in Liquidation                    31,707,543         22,704,738
                                             ____________       ____________

                                             $ 32,659,416       $ 23,684,863
                                             ============       ============


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $733               $525
                                             ============       ============

Number of Units of Beneficial
   Interest Outstanding                         43,254.01          43,250.01
                                             ============       ============

See accompanying notes to financial statements.

                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                            STATEMENT OF OPERATIONS

                                  (Unaudited)

                                  Three months ended         Six months ended
                                     June 30, 2001             June 30, 2001
                                     _____________              ____________
Expenses -
   Interest expense                  $      14,204              $     28,252
   General and administrative               24,490                    43,547
   Trustee Fees                             18,000                    36,000
                                     _____________              ____________

     Total Expenses                         56,694                   107,799


                                     _____________              ____________

     Net operating loss                   (56,694)                 (107,799)
                                     _____________              ____________
   Net unrealized appreciation
   (depreciation) on investments           693,288               (8,974,553)
                                     _____________              ____________
     Net decrease in net assets
        from operations              $     636,594              $(9,082,352)
                                     =============              ============

See accompanying notes to financial statements.

                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (Successor to Renaissance Capital Partners II, Ltd.)

             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                               (Unaudited)

                                         Three months ended  Six months ended
                                            June 30, 2001      June 30, 2001
                                            _____________       ____________

Change in net assets resulting
from operations:

  Net operating loss                       $     (56,694)     $   (107,799)

Change in net unrealized appreciation or
   depreciation of portfolio investments          693,288        (8,974,553)

Change in net assets resulting from
   transfer cash assets from Partnership           42,490             79,547
                                            _____________       ____________

Net increase (decrease) in net assets
   for the period                                 679,084        (9,002,805)

Net assets in liquidation at beginning
   of period                                   22,025,654         31,707,543
                                            _____________       ____________
Net assets in liquidation at end
   of period                                $  22,704,738      $  22,704,738
                                            =============       ============


See accompanying notes to financial statements.

                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                        STATEMENT OF CASH FLOWS

                              (Unaudited)

                                         Three months ended   Six months ended
                                             June 30, 2001      June 30, 2001
                                             _____________      ____________

Cash flows from operating activities
  Net decrease in net assets
     from operations                         $     636,594      $(9,082,352)
  Adjustments to reconcile net assets
     from operations to net cash used
     in operating activities:
   Net unrealized (appreciation) depreciation
     on investments                              (693,288)         8,974,553
        Increase in accrued liabilities             14,204            28,252
                                             _____________      ____________

     Net cash used in operating activities        (42,490)          (79,547)

Cash flows from investing activities                  -0-                -0-

Cash flows from financing activities
  Transfer of cash assets from Partnership          42,490            79,547
                                             _____________      ____________

Net increase (decrease) in cash and
  cash equivalents                                    -0-               -0-

Cash and cash equivalents at
  beginning of period                                 -0-               -0-
                                             _____________      ____________
Cash and cash equivalents
  at end of period                          $         -0-      $        -0-
                                             =============      ============


See accompanying notes to financial statements.

                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                       Notes to Financial Statements

                                June 30, 2001

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

4.  Trustee Fees

In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month. Fees paid to the Trustee during the three months ended June 30, 2001, was $18,000.

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

6.  Investments

Investments of the Trust are carried in the statements of assets and liabilities at quoted market or fair value, as determined in good faith by the Liquidation Trustee.

For securities that are publicly traded and for which quotations are available, the Trust will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

The financial statements include investments valued at $32,659,416 (100% of total assets) and $23,684,863 (100% of total assets) as of December 31, 2000, and June 30, 2001, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of June 30, 2001, follows:

                                                              FAIR
                                          COST                VALUE

Tutogen Medical, Inc.
Common Stock                         $  35,176,143       $  23,635,675

GDI Global Data, Inc.
Common Stock                                   -0-              49,188
                                     _____________       _____________

                                     $  35,176,143       $  23,684,863
                                     =============       =============


7.  Transactions with Renaissance Capital Partners II, Ltd.

The Partnership paid operating expenses of $42,490 on behalf of the Trust for the three months ended June 30, 2001. These cash payments have been recorded as a transfer of cash assets from the Partnership in the accompanying financial statements.

Summarized financial information for the Partnership for the three months ended June 30, 2001, and as of June 30, 2001, follows:

            Condensed Statement of Operations

Income                                        $     3,114
                                              ___________

                                                    3,114
                                              ___________

Expenses                                           34,020
                                              ___________

                                                   34,020
                                              ___________

  Net loss                                    $  (30,906)
                                              ===========


      Condensed Statement of Assets and Liabilities

Cash and cash equivalents                     $   301,725

Other assets                                       15,910
                                              ___________

                                                  317,635
                                              ___________

Accounts payable and accrued expenses              85,050
                                              ___________

                                                   85,050
                                              ___________

     Partners' equity                        $    232,585
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

1.  Material Changes in Financial Condition

For the second quarter ended June 30, 2001, total Beneficiaries' interest increased $693,288, due primarily to the increase in the valuation of common stock of Tutogen Medical, Inc. with a value of $2.99 per share as of June 30, 2001.

The following portfolio transactions are noted for the quarter ended June 30, 2001 (portfolio companies are herein referred to as the "Company"):

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

The Trustee serves as Chairman of the Board of Directors of Tutogen and, during the quarter ended June 30, 2001, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.

GDI GLOBAL DATA, INC.
At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock to the Trust. On the June 30, 2001, the closing price of the GDI stock was $0.317 per share.


2.  Material Changes in Operations

The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended June 30, 2001, the Trust recorded net income of $636,594, which was primarily due to a increase in the closing price of Tutogen's common stock which was $2.90 as of March 31, 2001, and $2.99 on June 30, 2001. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.

                         PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None other than what has been previously disclosed.

                                 SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  August 2, 2001


                                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                          (Registrant)


                                       By: __________/s/_______________
                                           Thomas W. Pauken
                                           Liquidating Trustee