Form 10-Q
period 2001-09-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2001-11-02
CIK 1128700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                For quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

        For the transition period from ___________ to _______________

                      Commission File Number:   038593


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
       (Successor in interest to Renaissance Capital Partners II, Ltd.)
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

         Texas                                                75-6590369
______________________________________________________________________________
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

 5646 Milton Street, Suite 900, Dallas                              75206
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

                   STATEMENTS OF ASSETS AND LIABILITIES

                                (Unaudited)

    Assets

                                             December 31,      September 30,
                                                2000                2001
                                              ___________        ___________

Cash                                         $        -0-     $         844
Investments at fair value,
  cost of $35,176,143 at December 31, 2000,
  and September 30, 2001                       32,659,416        18,996,295
Other Assets                                          -0-             6,500
                                             ____________      ____________
         Total Assets                        $ 32,659,416      $ 19,003,639
                                             ============      ============

Liabilities
Liabilities:
  Accrued Interest expense                   $      1,873      $     44,485
  Accrued Liabilities                                 -0-               486
  Note Payable (see note 5)                       950,000           950,000
                                             ____________      ____________
        Total liabilities                         951,873           994,971
                                             ____________      ____________

  Net Assets in Liquidation                    31,707,543        18,008,668
                                             ____________      ____________
                                             $ 32,659,416      $ 19,003,639
                                             ============      ============


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $733              $416
                                                     ====              ====

Number of Units of Beneficial
   Interest Outstanding                         43,254.01          43,250.01
                                                =========          =========

See accompanying notes to financial statements.



                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                            STATEMENT OF OPERATIONS

                                 (Unaudited)




                                   Three months ended       Nine months ended
                                   September 30, 2001       September 30, 2001
                                   __________________       __________________
Expenses -
   Interest expense                  $       14,360           $       42,612
   General and administrative                22,113                   65,659
   Trustee Fees                              18,000                   54,000
                                     ______________           ______________

     Total Expenses                          54,473                  162,271
                                     ______________           ______________

     Net operating loss                    (54,473)                (162,271)
                                     ______________           ______________
Net unrealized appreciation
   (depreciation) on investments        (4,688,568)             (13,663,121)
                                     ______________           ______________
     Net decrease in net assets
        from operations              $  (4,743,041)           $ (13,825,392)
                                     ==============           ==============




See accompanying notes to financial statements.


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (Successor to Renaissance Capital Partners II, Ltd.)

              STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (Unaudited)


                                       Three months ended   Nine months ended
                                       September 30, 2001   September 30, 2001
                                       __________________   __________________

Change in net assets resulting
 from operations:

    Net operating loss                   $       (54,473)      $     (162,272)

Change in net unrealized appreciation
   or depreciation of portfolio
   investments                                (4,688,568)         (13,663,121)

Change in net assets resulting from
   transfer cash assets from Partnership           46,971             126,518
                                              ___________         ___________

Net increase (decrease) in net assets
 for the period                               (4,696,070)         (13,698,875)

Net assets in liquidation
 at beginning of period                        22,704,738          31,707,543
                                              ___________         ___________
Net assets in liquidation
 at end of period                             $18,008,668         $18,008,668
                                              ===========         ===========







See accompanying notes to financial statements.


                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                         STATEMENT OF CASH FLOWS

                              (Unaudited)

                                        Three months ended  Nine months ended
                                        September 30, 2001  September 30, 2001
                                        __________________  _________________

Cash flows from operating activities
   Net decrease in net assets
     from operations                       $   (4,743,041)    $  (13,825,393)
  Adjustments to reconcile net assets
     from operations to net cash used in
       operating activities:

       Net unrealized (appreciation)
         depreciation on investments             4,688,568         13,663,121
       Increase in accrued liabilities              14,846             43,098
       Increase in other assets                    (6,500)            (6,500)
                                               ___________        ___________

       Net cash used in operating
         activities                               (46,127)          (125,674)

Cash flows from investing activities                   -0-                -0-

Cash flows from financing activities
        Transfer of cash assets
           from Partnership                         46,971            126,518
                                               ___________        ___________

Net increase (decrease) in cash                        844                844

Cash at beginning of period                            -0-                -0-
                                               ___________        ___________

Cash at end of period                          $       844        $       844
                                               ===========        ===========






See accompanying notes to financial statements.

                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                        Notes to Financial Statements

                             September 30, 2001

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

4.  TRUSTEE FEES
In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month. Fees paid to the Trustee during the three months ended September 30, 2001, was $18,000.

The Trustee serves as Chairman of the Board of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is the beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 130,000 shares of common stock.

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

The financial statements include investments valued at $32,659,416 (100% of total assets) and $18,996,295 (100% of total assets) as of December 31, 2000, and September 30, 2001, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of September 30, 2001, follows:

                                                             FAIR
                                            COST             VALUE
                                        ____________     ____________
Tutogen Medical, Inc.
Common Stock                            $ 35,176,143     $ 18,971,779

GDI Global Data, Inc.
Common Stock                                     -0-           24,516
                                        ____________     ____________
                                        $ 35,176,143     $ 18,996,295
                                        ============     ============


7.  TRANSACTIONS WITH RENAISSANCE CAPITAL PARTNERS II, LTD.
The Partnership paid operating expenses of $46,971 on behalf of the Trust for the three months ended September 30, 2001. These cash payments have been recorded as a transfer of cash assets from the Partnership in the accompanying financial statements.

Summarized financial information for the Partnership for the three months ended September 30, 2001, and as of September 30, 2001, follows:

                     Condensed Statement of Operations

     Income                                   $     2,228
                                              ___________
                                                    2,228
                                              ___________

     Expenses                                       7,609
                                              ___________
                                                    7,609
                                              ___________
         Net loss                             $   (5,381)
                                              ===========


              Condensed Statement of Assets and Liabilities

     Cash and cash equivalents                $   251,322
     Other assets                                     678
                                              ___________
                                                  252,000
                                              ___________

     Accounts payable and
            accrued expenses                       71,766
                                              ___________
                                                   71,766
                                              ___________
        Partners' equity                      $   180,234
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

1.  MATERIAL CHANGES IN FINANCIAL CONDITION
For the third quarter ended September 30, 2001, total Beneficiaries' interest decreased $4,743,041, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. with a value of $2.40 per share as of September 30, 2001.

The following portfolio transactions are noted for the quarter ended September 30, 2001 (portfolio companies are herein referred to as the "Company"):

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

The Trustee serves as Chairman of the Board of Directors of Tutogen and, during the quarter ended September 30, 2001, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.

GDI  GLOBAL DATA INC.
At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock to the Trust. On the September 30, 2001, the closing price of the GDI stock was $0.158 per share.

2.  MATERIAL CHANGES IN OPERATIONS
The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended September 30, 2001, the Trust recorded net loss of $4,743,041, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $2.99 as of June 30, 2001, and $2.40 on September 30, 2001. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.


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

Date:  November 1, 2001           CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                         (Registrant)

                                   By: ____________/s/___________
                                         Thomas W. Pauken
                                         Liquidating Trustee