Form 10-K
period 2001-12-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2002-03-22
CIK 1128700

________________________________________________________

                      Securities and Exchange Commission
                            Washington, DC 20549
            ________________________________________________________


                                  FORM  10-K


MARK ONE:
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the Fiscal Year Ended Dec ember 31, 2001; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                            Commission File No.  038593


                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST

                (Successor to Renaissance Capital Partners II, Ltd.)
                 __________________________________________________


               (Exact name of registrant as specified in its charter)


                TEXAS                                          75-6590369
(State of incorporation or organization)                   (I.R.S. Employer
                                                           Identification No.)


      5646 MILTON ST., SUITE 900
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

State the aggregate market value of the voting stock held by non affiliates of the registrant:

As of December 31, 2001, there were 43,250 Trust Interests outstanding. There is no market in the Interests. Based on values as reflected in the Registrant's Financial Statements, the aggregate value of the Liquidating Trust Interests held by non-affiliates as of December 31, 2001, was $23,340,412. Aggregate value of the Liquidating Trust Interests held by affiliates as of December 31, 2001, was $8,640.




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

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Capital Partners II, Ltd. Liquidating Trust (referred to herein as the "Trust") is the successor to Renaissance Capital Partners II, Ltd. (the "Partnership"). On November 17, 2000, following a meeting of the limited partners of the Partnership, the Partnership transferred substantially all of its assets, including all of its investments, to the Trust. The only assets remaining in the Partnership were certain claims in litigation and cash anticipated to be required to operate the Partnership.

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

On November 17, 2000, at a special meeting of the limited partners, a resolution calling for the Partnership to withdraw its election to be regulated as a business development company was adopted, and the Partnership filed a statement with the Securities and Exchange Commission withdrawing its election. The second resolution adopted at this meeting called for an amendment to the Partnership Agreement authorizing the Trustee to transfer the Partnership's investment assets to a liquidating Trust. On November 17, 2000, the Trust was created and the investment assets of the Partnership were transferred to the Trust. Pursuant to the Capital Partners II, Ltd. Liquidating Trust Agreement (the "Liquidating Trust Agreement"), the Trust will terminate no later than November 17, 2002.

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

The Partnership distributed $1,000,000 to the Limited Partners in 1998 and has made no further distributions except for the Units in the Trust.

PORTFOLIO INVESTMENTS
On November 17, 2000, the Partnership had investments in two (2) portfolio companies with an aggregate cost of $10,312,729, and a fair value (based on the closing prices of the securities owned by the Trust on that day) of $35,176,143. These investments were transferred to the Trust at the close of business on November 17, 2000.

TUTOGEN MEDICAL, INC. (formerly known as Biodynamics International, Inc.) Tutogen Medical, Inc. ("Tutogen") processes bio implants for neurosurgical, orthopedic, urological, reconstructive and general surgical indications, utilizing its patented Tutoplast process of tissue preservation and viral inactivation. Tutogen's products are distributed worldwide through operating subsidiaries in the U.S. and Germany and through strategic alliances with such companies as Sulzer Spine-Tech, Sulzer Dental, Mentor and I.O.P., Inc. Tutogen stock trades on the NASDAQ stock market under the symbol TTGN. On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Tutogen. Subsequently, the Partnership made follow-on investments in Tutogen.

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

At the close of business on November 17, 2000, the Partnership transferred all of its interest in Tutogen consisting of 7,202,408 shares of common stock and 700,000 common stock purchase warrants, to the Trust. The Partnership also exercised common stock options to purchase 2,500 shares, at an exercise price of $2.22. Upon issue these shares of common stock were transferred to the Trust.

The Trust exercised common stock purchase warrants to purchase 400,000 and 300,000 shares, at an exercise price of $1.25 and $1.50 per share, respectively, on December 20, 2000. The Trust borrowed the funds required to exercise the warrants ($950,000) from Sulzer Medica USA Holding Co. As of December 31, 2000, the Trust was the beneficial owner of 7,904,908 shares representing approximately 53.24% of the outstanding shares of Tutogen. As of December 31, 2001, the remaining principal balance on the loan from Sulzer Medica was $800,000.

As of December 31, 2001, the closing price of the Tutogen stock was $3.05 per share.

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

At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock, to the Trust.

As of December 31, 2001, the closing price of the GDI stock was $0.257 per share.

PERSONNEL
The Trust has two direct employees, the Trustee and an assistant to the Trustee, who is employed to assist the Trustee in performing the duties and functions required by the Trust. Outside personnel are retained by the Trustee on an as needed basis. At the present time, a substantial portion of the Trustee's staff time is devoted to activities of the Trust and Partnership.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
A substantial amount of business of Tutogen arises out of the operations of its German subsidiary. Since there are no additional investments planned by the Trust, there will be no additional investments in foreign operations.

Item 2.  PROPERTIES

The Trust's business activities are conducted from the leased offices of the Trustee in an office building in Dallas. Certain office expenses relating to the Trust's activities are charged to the Partnership by the Trustee pursuant to the Liquidation Trustee Agreement.

Item 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending with regard to the Trust or the Partnership as of December 31, 2001, however the following matter was settled by the Partnership:

The Trustee filed a lawsuit on behalf of the Partnership against the former directors of Coded Communications Corporation and others alleging securities fraud, fraud, negligent misrepresentation and other claims to the detriment of the Partnership. This cause of action was styled "Thomas W. Pauken, Liquidation Trustee for Renaissance Capital Partners II, Ltd. v. Hugo Camou, et al.; Civil Action No. 3-98-CV-2758-G". This matter was resolved in the fourth quarter of 2001. The Partnership received settlement proceeds in the amount of $414,527, plus reimbursement of legal fees in the amount of $44,125.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the Beneficiaries in 2001.




                                   PART  II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES

Upon formation of the Trust and transfer of the Partnership assets to the Trust, holders of the 43,254 units of the Partnership outstanding on November 17, 2000, were deemed to become the holders of the number of Units in the Trust equal to the number of Partnership units which they held.

Immediately following the formation of the Trust, the Trust entered into an Agreement with Sulzer Medica USA Holding Co. ("Sulzer"), whereby Sulzer made a tender offer (the "Offer") to the beneficiaries of the Trust to acquire up to 21,627 Trust Units (one half of all of the Units) at a purchase price in cash of $1,387 for each unit. The Offer expired on December 26, 2000. Beneficiaries tendered 32,886 units to Sulzer, of which 21,627 units were accepted by Sulzer on a pro rata basis.

TRADING
There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Liquidating Trustee.

NUMBER OF HOLDERS
As of December 31, 2001, there were approximately 1,845 beneficial holders of Trust interests.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five year period ended December 31, 2001, should be read in conjunction with the Trust's and the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K for the five years ended December 31, 2001.


                               LIQUIDATING TRUST

                            Year Ended    Period from    Year Ended    Year Ended     Year Ended
                          December 31,  Nov 17, 2000 to  December 31,  December 31,  December 31,
                               2001       Dec 31, 2000       1999          1998          1997
                                 $             $               $            $           $
Net Operating Income (Loss)
 (including realized
       losses)               (210,662)        (1,873)         -0-          -0-         -0-

Net Unrealized appreciation
 (depreciation)
     on investments        (8,509,569)     (3,466,727)        -0-          -0-         -0-

Net Income (loss)          (8,720,231)     (3,468,600)        -0-          -0-         -0-

Income (loss) per
Trust unit                       (201)            (80)        -0-          -0-         -0-

Total Assets                24,169,488      32,659,416        -0-          -0-         -0-

Distributions
to beneficiaries                   -0-             -0-        -0-          -0-         -0-

Distributions per
Trust unit                         -0-             -0-        -0-          -0-         -0-



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Substantially all of the value of the Trust's assets are represented by the common stock in Tutogen held by the Trust. As a result, the market value of Tutogen's common stock, and fluctuations in that value, have a significant impact on estimates of the fair value of the Trust's assets. In that regard, beneficiaries of the Trust and other readers of this Report on Form 10-K and other documents relating to the fair value of the Trust's assets should recognize that Tutogen has limited capitalization and trading volume, and the market prices for its common stock at any given time do not necessarily reflect the price or prices at which a substantial block of Tutogen common stock could be bought or sold. Accordingly, beneficiaries and other readers of this Report should recognize that estimated values stated in this Report or in subsequent documents are necessarily imprecise, and that the apparent value of Units in the Trust is subject to potentially abrupt and unpredictable changes, including overall market conditions and changes in the market for Tutogen's stock. Because of the inherent uncertainty of such valuations, the estimated fair value as determined by the Trustee is likely to vary significantly from the value that could actually be realized in one or more transactions.

2001 COMPARED TO 2000
During 2001, the Trust made no additional portfolio investments. As a result of prior investments, the Trust incurred a net loss of $8,720,231 during the year ended December 31, 2001, consisting of the following: (i) interest expense of $54,813; (ii) unrealized depreciation on portfolio investments of $8,509,569; (iii) Trustee fees of $72,000; and (iv) general and administrative expenses of $83,849. The estimated value of Portfolio Investments, as determined by the Trustee, indicates a decrease of $8,509,569 in fair value during 2001.

Total expenses incurred by the Trust were $210,662 in 2001, compared to $1,873 for the period from November 17, 2000 to December 31, 2000. The only expense incurred by the Trust in 2000 was interest expense of $1,873.

The Trust incurred obligations to the Trustee of $72,000 for 2001.

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

A significant portion of the Trust's investment portfolio consists of common stocks. These investments are directly exposed to equity price risk, in that a percentage change in the prices of these equities would result in a similar percentage change in the fair value of the Trust's investment in those securities.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Index to Financial Statements; see "Index to Financial Statements" on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

On October 1, 1998, the Partnership began liquidation.   It is the goal of the
liquidation Trustee to minimize the expenses of the Partnership. In order to lower the accounting fees incurred by the Partnership the Trustee approved the engagement of the firm of Smith Gray.

During fiscal 1998, prior to their appointment as certifying accountants, the Partnership did not consult Smith Gray regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.






                                      PART  III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1)   INFORMATION REGARDING LIQUIDATING TRUSTEE
Thomas W. Pauken, age 59, has experience both as a corporate executive officer and as the head of an independent federal agency. Professionally qualified as an attorney, he currently is the President of TWP, Inc. From 1985 to 1991, Mr. Pauken was Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. Mr. Pauken served on President Reagan's transition team and on the White House legal counsel's staff. Later, he was appointed by President Reagan as Director of ACTION, an independent federal agency that encourages volunteerism, where he served from 1981 to 1985. He also served as a White House staff assistant and as Associate Director of the White House Fellowship program from 1970 to 1971. Mr. Pauken served from 1986 to 1991 as Director of 50-off Stores, Inc. He became a member of the Board of Tutogen Medical, Inc. in January, 1999, and currently serves as Chairman of the Board of Directors. He also is a member of the Board of TOR Minerals International, Inc. He holds a BA in political science from Georgetown University and a JD degree from Southern Methodist University School of Law.

(2) INFORMATION REGARDING SUPERVISING TRUSTEES
Pursuant to the Liquidating Trust Agreement, the Board of Trustees consists of the Liquidating Trustee and two Supervising Trustees, Robert Farone and David Wise. Robert Farone, age 59, has experience as a corporate executive officer. He currently is the Vice President/General Manager of Samsonsite Stores. He was President of Bag'n Baggage, Ltd., an 80-store retailer of luggage and leather goods operating in eight states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's, from June 1985 until 2001. Mr. Farone also served as a director of Caribbean Marine, Inc. from June 1985 until 2001, and has been on the board of directors of Tutogen since April 1999. He is also a beneficiary of the Trust. David S. Wise, age 47, has experience as a corporate executive officer, an attorney and general counsel. He currently is Group Vice President and General Counsel of Sulzer Medica, a diverse global manufacturer of medical devices. He was a founding partner in the Texas-based intellectual property law firm of Conley, Rose & Tayon, P.C.
prior to joining Sulzer Medica in 1994.   Between 1982 and 1991, Mr. Wise was
an associate and later partner at Butler and Binion, L.L.P.


Item 11.  EXECUTIVE COMPENSATION

Pursuant to the Liquidating Trust Agreement, the Trustee shall be compensated on the same terms as the compensation received by the Trustee pursuant to the Liquidation Trustee's Agreement that governed the liquidation of the Partnership. As of October 1, 1998, the Trustee was entitled to be compensated at an amount of $6,000 per month for a total of $18,000 for his services through December 31, 1998 and $72,000 annually for his services in 1999, 2000 and 2001. The Trustee also is entitled to full reimbursement of all reasonable expenses relative to his service on behalf of the Trust; and he may be entitled to additional compensation for his services subject to the improvement in the value of the assets of the Trust during his tenure as Liquidating Trustee from October 1, 1998, to the end of the Trust in 2001.
Mr. Pauken is Chairman of the Board of Tutogen and, in that capacity, he is compensated by Tutogen along with other directors through the payment of director's fees and the grant of stock options.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, Thomas W. Pauken, Trustee, did not directly own any Units of the Trust. Henderson-Willis, Ltd. has ownership of 2 units of beneficial interest in the Trust. Mr. Pauken is a limited partner of Henderson-Willis, Ltd. The following table sets forth information concerning the number of Units of the Trust beneficially owned as of December 31, 2001, by (i) the persons who, to the knowledge of the Trustee, beneficially owned more than 5% of the outstanding Units, (ii) each Supervising Trustee, and
(iii) the Supervising Trustees as a group:

Name and Address of             Units Beneficially      Percent of Total Units
  Beneficial Owner                   Owned                     Outstanding
______________________________________________________________________________

Sulzer Medica USA Holding Co.         21,627                         50%
3 E. Greenway Plaza #1600
Houston, TX 77046

Thomas W. Pauken                         2                           *
Liquidation Trustee
5646 Milton St., Ste. 900
Dallas, Texas 75206

Robert C. Farone                        14                           *
11067 Petal St.
Dallas, TX 75238

David S. Wise                            0                           *
3 E. Greenway Plaza #1600
Houston, TX 77046

_______
* All directors and executive           16
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

FINANCIAL STATEMENT SCHEDULES:
Not applicable.

REPORTS ON FORM 8-K:
None.

EXHIBITS:
                                INDEX OF EXHIBITS

Exhibit Number                       Description

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

Date: MARCH 15, 2002               RENAISSANCE CAPITAL PARTNERS II, LTD.

                                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                               (Registrant)

                                         By:  __________/s/__________________
                                              Thomas W. Pauken
                                              Liquidating Trustee






                                   EXHIBIT 21



 Name of Subsidiary                 Jurisdiction of Incorporation
____________________                ______________________________

Tutogen Medical, Inc.                          Florida























                                      INDEX



                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST


                                                                PAGE

Independent Auditors' Report                                    F-1.1

Statements of Assets and Liabilities                            F-1.2

Statements of Investments                               F-1.3 through F-1.4

Statements of Operations                                        F-1.5

Statements of Changes in Net Assets in Liquidation              F-1.6

Statements of Cash Flows                                        F-1.7

Notes to Financial Statements                           F-1.8 through F-1.10













                       SMITH, GRAY, BOYER & DANIELL, PLLC

                         Independent Auditors' Report


The Board of Trustees
Capital Partners II, Ltd. Liquidating Trust

We have audited the accompanying statements of assets and liabilities of Capital Partners II, Ltd. Liquidating Trust (a Texas Liquidating Trust), as of December 31, 2001 and 2000, including the statements of investments, as of December 31, 2001 and 2000, and the related statements of operations, changes in net assets in liquidation, and cash flows for the year ended December 31, 2001, and the period from November 17, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include verification and confirmation of investments owned as of December 31, 2001 and 2000, by examination of securities held in safekeeping for the Trust and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Partners II, Ltd. Liquidating Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, and the period from November 17, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                    SMITH, GRAY, BOYER & DANIELL
                                    A Professional Limited Liability Company

Dallas, Texas
January 24, 2002












                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor in Renaissance Capital Partners II, Ltd.)

                        Statements of Assets and Liabilities

                             December 31, 2001 and 2000



              Assets                              2001             2000
                                                 ______           ______


Cash and cash equivalents                     $    19,641      $       -0-
Investments at fair value,
cost of $35,176,143                            24,149,847       32,659,416
                                             ____________     ____________

       Total Assets                           $24,169,488      $32,659,416
                                             ============     ============

             Liabilities

Liabilities:
Accounts Payable and
 Accrued Expenses                             $    20,436      $     1,873
Note Payable (Note 4)                             800,000          950,000
                                             ____________     ____________

       Total Liabilities                          820,436          951,873
                                             ____________     ____________

Net Assets in Liquidation                      23,349,052       31,707,543
                                             ____________     ____________

                                              $24,169,488      $32,659,416
                                             ============     ============


Net Assets in Liquidation per Unit of
 Beneficial Interest                                $ 540            $ 733
                                             ============     ============


Number of Units of Beneficial
 Interest Outstanding                           43,250.01        43,254.01
                                             ============     ============






See accompanying notes to financial statements.


                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor in Renaissance Capital Partners II, Ltd.)

                             Statement of Investments

                                 December 31, 2001


                                                2001
                           __________________________________________________

                                                                   Fair
                              Shares           Cost                Value
                           __________________________________________________

Eligible Portfolio Investments -
 Common Stock(1)

 Tutogen Medical, Inc.     7,904,908        $35,117,289         $24,109,969


 GDI Global Data, Inc.       155,166             58,854              39,878

                                            ___________         ___________

Total Investments (2)                       $35,176,143         $24,149,847
                                            ===========         ===========






(1) Valued at fair value as determined by the Trustee.
(2) All portfolio securities held are non-income producing.

 See accompanying notes to financial statements.



                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor in Renaissance Capital Partners II, Ltd.)

                            Statement of Investments

                                December 31, 2000


                                                2000
                           __________________________________________________

                                                                   Fair
                              Shares           Cost                Value
                           __________________________________________________

Eligible Portfolio Investments -
 Common Stock(1)

 Tutogen Medical, Inc.       7,904,908      $35,117,289         $32,607,746


 GDI Global Data, Inc.         155,166           58,854              51,670
                                            ___________         ___________

Total Investments (2)                       $35,176,143         $32,659,416
                                            ===========         ===========





(1) Valued at fair value as determined by the Trustee.
(2) All portfolio securities held are non-income producing.

 See accompanying notes to financial statements.





                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor in Renaissance Capital Partners II, Ltd.)

                          Statements of Operations

                    For the Year Ended December 31, 2001
                                    and
                    For the Period from November 17, 2000
                    (inception) through December 31, 2000



                                               2001                2000
                                         __________________________________

Investment expenses -
 Interest Expense                         $    54,813          $     1,873
 General and Administrative                    83,849                  -0-
 Trustee Fees                                  72,000                  -0-
                                          ___________          ___________

                                              210,662                1,873
                                          ___________          ___________

Net operating loss                           (210,662)              (1,873)


Net unrealized depreciation
 on investments                            (8,509,569)          (3,466,727)
                                          ___________          ___________

Net decrease in net assets
     from operations                      $(8,720,231)         $(3,468,600)
                                          ============         ============






See accompanying notes to financial statements.





                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor in Renaissance Capital Partners II, Ltd.)

                Statements of Changes in Net Assets in Liquidation

                     For the Year Ended December 31, 2001
                                     and
                     For the Period from November 17, 2000
                     (inception) through December 31, 2000


                                               2001                2000
                                         __________________________________


Change in net assets resulting
      from operations:
 Net operating loss                       $  (210,662)         $    (1,873)

Change in net unrealized depreciation
 of portfolio investments                  (8,509,569)          (3,466,727)
                                          ___________          ___________
 Net decrease in net assets resulting
      from operations                      (8,720,231)          (3,468,600)

Change in net assets resulting from
      transfer of cash assets
      from Partnership                        361,740           35,176,143
                                          ___________          ___________
 Net increase (decrease) in net assets
      for the period                       (8,358,491)          31,707,543

Net assets in liquidation at
      beginning of period                  31,707,543                 -0-
                                          ___________          ___________
Net assets in liquidation at
      end of period                       $23,349,052          $31,707,543
                                          ===========          ===========


See accompanying notes to financial statements.



                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor in Renaissance Capital Partners II, Ltd.)

                Statements of Changes in Net Assets in Liquidation

                     For the Year Ended December 31, 2001
                                     and
                     For the Period from November 17, 2000
                     (inception) through December 31, 2000


                                               2001                2000
                                         __________________________________

Cash flows from operating activities
 Net decrease in net assets
       from operations                    $(8,720,231)         $(3,468,600)

 Adjustments to reconcile net assets
 from operations to net cash used
       in operating activities:
 Net unrealized (appreciation)
       depreciation on investments           8,509,569           3,466,727
 Increase in accounts payable and
       accrued liabilities                      18,563               1,873
                                           ___________         ___________
       Net cash used in
       operating activities                  (192,099)                 -0-

Cash flows from financing activities
 Payment made on note payable                (150,000)                 -0-
 Transfer of cash assets from Partnership      361,740                 -0-
                                           ___________         ___________
       Net cash provided from
       financing activities                    211,740                 -0-

                                           ___________         ___________
Net increase (decrease) in cash and
cash equivalents                                19,641                 -0-

Cash and cash equivalents at beginning
of period                                          -0-                 -0-
                                           ___________         ___________

Cash and cash equivalents at
end of period                              $    19,641         $       -0-
                                           ===========         ===========
Supplemental disclosure of cash flow
information:

 Interest paid                             $    50,728         $       -0-
                                           ===========         ===========

Supplemental disclosure of noncash investing transactions:

  On December 17, 2000, the Partnership transferred portfolio investments at fair market in the amount of $35,176,143 to the Trust.

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



                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                          Notes to Financial Statements

                           December 31, 2001 and 2000


1.  Organization and Purpose

Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). Pursuant to the Liquidating Trust Agreement, the Trust will terminate no later than November 17, 2002. The Partnership, which was a Texas limited partnership formed in 1991, was a diversified, closed-end management investment partnership and operated as business development company under the Investment Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998 the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

On November 17, 2000, the limited partners of the Partnership authorized the Trustee to transfer the investment assets of the Partnership to the Trust.

Upon formation of the Trust and transfer of investment assets to the Trust, holders of the 43,254 limited partnership units of the Partnership, outstanding on November 17, 2000, were deemed to become holders of 43,254 units of beneficial interest in the Trust ("Units").

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


3.  Trust and Management Fees

In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Such fees have been paid in 2001 by the Partnership on behalf of the Trust.

The Trustee serves as Chairman of the Board of Directors of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 130,000 shares of common stock.


4.  Tender Offer and Note Payable

Sulzer Medica USA Holding Co. (the "Sulzer") entered into a tender offer agreement (the "Tender Offer") on November 17, 2000, with the Trust to purchase up to 21,627 units at a price of $1,387 per trust unit. Upon final closing of the Tender Offer on December 26, 2000, Sulzer acquired 21,627 trust units (representing 50% of the trust units outstanding at December 31, 2000) from the beneficial owners.

In connection with the Tender Offer, the Trust purchased 700,000 shares of common stock of Tutogen Medical, Inc. for $950,000 through the exercise of warrants on December 20, 2000. The purchase of common stock was funded through a loan agreement (the "loan") with Sulzer. The loan is due on November 17, 2002 with accrued interest at the rate of one-year LIBOR as reported in the Wall Street Journal on the date of the funding (2.3988% at December 20, 2001) and thereafter on the anniversary date of funding. The loan is secured by 700,000 shares of common stock of Tutogen Medical, Inc. On November 9, 2001, principal and interest in the amount of $200,728 was paid by the Trust. As of December 31, 2001, the remaining principal outstanding under this loan was $800,000, plus accrued interest of $5,958.


5.  Transactions with Renaissance Capital Partners II, Ltd.

The Partnership transferred to the Trust cash assets of $361,740 in 2001, and portfolio investments at fair value of $35,176,143 in 2000.

The Partnership operating activities have been limited to pursuing claims in litigation against parties involved in former portfolio investment positions. During 2001, the Partnership received settlement proceeds in the amount of $414,527, plus reimbursement of legal fees in the amount of $44,125 in connection with a lawsuit filed on behalf of the Partnership.

A condensed summary of financial information of the Partnership as of December 31, 2001, and for the year ended December 31, 2001, is as follows:




                     CONDENSED STATEMENT OF OPERATIONS



                  Income                      $   426,585
                  Expenses                         37,961
                                              ___________

                  Net income (loss)           $   388,624




                CONDENSED STATEMENT OF ASSETS AND LIABILITIES

                  Cash and cash equivalents   $   428,711
                  Accounts Receivable              44,125
                                              ___________

                                                  472,836
                  Accounts payable and
                     accrued liabilities           20,385
                                              ___________

                  Partners' equity           $    452,452