Form 10-Q
period 2002-03-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2002-04-26
CIK 1128700

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                 For quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

         For the transition period from ___________ to _______________

                    Commission File Number:   038593


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
      (Successor in interest to Renaissance Capital Partners II, Ltd.)
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

Texas                                                           75-6590369
______________________________________________________________________________
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

5646 Milton Street, Suite 900, Dallas TX                            75206
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

                     STATEMENTS OF ASSETS AND LIABILITIES

                                  (Unaudited)

             Assets

                                              December 31,          March 31,
                                                  2001                2002
                                              ___________        ___________
Cash                                         $     19,641       $        118
Investments at fair value,
  cost of $35,176,143 at
  December 31, 2001, and
  March 31, 2002                               24,149,847         39,425,715
Other Assets                                          -0-              6,459
                                              ___________       ____________
         Total Assets                        $ 24,169,488       $ 39,432,292
                                              ===========       ============

            Liabilities
Liabilities:
  Accounts Payable and Accrued Expenses      $     20,436       $        485
  Note Payable (see note 5)                       800,000            680,744
                                              ___________       ____________
        Total liabilities                         820,436            681,229
                                              ___________       ____________

  Net Assets in Liquidation                    23,349,052         38,751,063
                                              ___________       ____________
                                             $ 24,169,488       $ 39,432,292
                                              ===========       ============

Net Assets in Liquidation per Unit
   of Beneficial Interest                            $540               $895
                                              ===========       ============

Number of Units of Beneficial
   Interest Outstanding                         43,254.01          43,254.01
                                              ===========       ============

See accompanying notes to financial statements.


                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                          STATEMENTS OF OPERATIONS

                                (Unaudited)

                                              Three Months Ended March 31,
                                               2001                 2002
                                            _________             _________
Expenses -
   Interest expense                       $     14,048          $      4,318
   General and administrative                   19,056                30,976
   Trustee Fees                                 18,000                18,000
                                          ____________           ___________

     Total Expenses                             51,104                53,294

                                          ____________           ___________

     Net operating loss                       (51,104)              (53,294)
                                          ____________           ___________
Net unrealized appreciation
   (depreciation) on investments           (9,667,841)            15,275,868

                                          ____________           ___________
     Net increase (decrease) in
     net assets from operations           $(9,718,945)           $15,222,574
                                          ============           ===========



See accompanying notes to financial statements.


                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                               (Unaudited)

                                                 Three Months Ended March 31,
                                                     2001            2002
                                                  ________         ________
Change in net assets resulting from
operations:

  Net operating loss                           $   (51,104)     $   (53,294)

Change in net unrealized appreciation or
  depreciation of portfolio investments         (9,667,841)       15,275,868

Change in net assets resulting from
      contributions to corpus                        37,056          179,437
                                               ____________     ____________
Net increase (decrease) in net assets
for the period                                  (9,681,889)       15,402,011

Net assets in liquidation at
beginning of period                              31,707,543       23,349,052
                                               ____________     ____________
Net assets in liquidation at end
of period                                      $ 22,025,654     $ 38,751,063
                                               ============     ============



See accompanying notes to financial statements.


                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                               Three Months Ended March 31,
                                                   2001              2002
                                                 ________          ________
Cash flows from operating activities
  Net increase (decrease) in net assets
   from operations                            $ (9,718,945)     $ 15,222,574
  Adjustments to reconcile net assets
   from operations to net cash used in
   operating activities:
     Net unrealized (appreciation)
      depreciation on investments                 9,667,841     (15,275,868)
     Increase (decrease) in accounts payable
      and accrued liabilities                        14,048          (9,673)
     Decrease (increase) in assets                      -0-          (6,459)
                                               ____________     ____________
     Net cash used in operating activities         (37,056)         (69,426)


Cash flows from financing activities
        Contributions to corpus                      37,056           49,903
                                               ____________     ____________
     Net cash provided from
      financing activities                           37,056           49,903
                                               ____________     ____________
Net increase (decrease) in cash and
cash equivalents                                        -0-         (19,523)

Cash and cash equivalents at
beginning of period                                     -0-           19,641
                                               ____________     ____________

Cash and cash equivalents at
end of period                                  $        -0-     $        118
                                               ============     ============

Supplemental disclosure of noncash transactions:
  Note payable and accrued interest
     contributed to corpus                     $        -0-     $    129,533
                                               ============     ============

See accompanying notes to financial statements.


                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                       Notes to Financial Statements

                              March 31, 2002

1.  Organization and Purpose
Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). Pursuant to the Liquidating Trust Agreement, the Trust will terminate no later than November 17, 2002. The Partnership, which was a Texas limited partnership formed in 1991, was organized as a diversified, closed-end management investment partnership and operated as a business development company under the Investment Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998, the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

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

3.  Basis of Presentation
The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and include all disclosures normally required by accounting principles generally accepted in the United States of America, but do not include all disclosures normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim period have been made.

4.  Trustee and Management Fees
In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Fees paid to the Trustee during the three months ended March 31, 2002, was $18,000.

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

During the first quarter of 2002, Sulzer reimbursed the Trust $129,534 to cover 50% of all administrative expenses and trustee fees incurred by the Trust since its inception. In lieu of a cash payment, the reimbursement was offset against the principal and interest accrued on the loan to Sulzer and recorded as a contribution to corpus in the accompanying financial statements.

During 2001, principal and interest in the amount of $200,728 was paid on this loan. As of March 31, 2002, the remaining principal outstanding under this loan after giving effect for the 2002 contribution offset and 2001 payment was $680,743.

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

The financial statements include investments valued at $23,349,052 (100% of total assets) and $38,751,063 (100% of total assets) as of December 31, 2001, and March 31, 2002, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of March 31, 2002, follows:

                                                             FAIR
                                             COST            VALUE
                                         ____________    ____________
  Tutogen Medical, Inc.
  Common Stock                            $35,176,143     $39,366,442

  GDI Global Data, Inc.
  Common Stock                                    -0-          59,273
                                         ____________    ____________

                                          $35,176,143     $39,425,715
                                         ============    ============


7.  Transactions with Renaissance Capital Partners II, Ltd.
The Partnership paid operating expenses of $49,903 on behalf of the Trust for the three months ended March 31, 2002. These cash payments have been recorded as a contribution to corpus in the accompanying financial statements.

Summarized financial information for the Partnership for the three months ended March 31, 2002, and as of March 31, 2002, follows:


                     Condensed Statement of Operations

                Income                       $      1,929
                                             ____________
                                                    1,929
                                             ____________

                Expenses                            5,354
                                             ____________
                                                    5,354
                                             ____________
                    Net loss                 $    (3,425)
                                             ============


               Condensed Statement of Assets and Liabilities

               Cash and cash
                      equivalents            $    429,508
                                             ____________
                                                  429,508
                                             ____________
              Accounts payable and
                      accrued expenses             20,385
                                             ____________
                                                   20,385
                                             ____________
              Partners' equity               $    409,123
                                             ============


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

1.  Material Changes in Financial Condition

    For the first quarter ended March 31, 2002, total Beneficiaries' interest increased $15,402,011, due primarily to the increase in the valuation of common stock of Tutogen Medical, Inc. with a value of $4.98 per share as of March 31, 2002.

    The following portfolio transactions are noted for the quarter ended March 31, 2002 (portfolio companies are herein referred to as the "Company"):

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

    The Trust exercised common stock purchase warrants to purchase 400,000 and 300,000 shares, at an exercise price of $1.25 and $1.50 per share, respectively, on December 20, 2000. The Trust borrowed the funds required to exercise the warrants ($950,000) from Sulzer Medica USA Holding Co. As of March 31, 2002, the Trust was the beneficial owner of 7,904,908 shares representing approximately 52.26% of the outstanding shares of Tutogen.

    The Trustee serves as Chairman of the Board of Directors of Tutogen and, during the quarter ended March 31, 2002, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.

    Subsequent to the first quarter of 2002, the Trustee was re-appointed Chairman of the Board of Tutogen during the company's Annual Meeting held in April, 2002, in New York.

    GDI GLOBAL DATA, INC.
    At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock to the Trust. On the March 31, 2002, the closing price of the GDI stock was $0.382 per share.

2.  Material Changes in Operations

    The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

    For the quarter ended March 31, 2002, the Trust recorded net gain of $15,222,574, which was primarily due to a increase in the closing price of Tutogen's common stock which was $3.05 as of December 31, 2001, and $4.98 on March 31, 2002. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.

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

Date: April 25, 2002             CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                     (Registrant)


                                 By: ____/s/_____________
                                     Thomas W. Pauken
                                     Liquidating Trustee