Form 10-Q
period 2002-06-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2002-08-09
CIK 1128700

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                For quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

        For the transition period from ___________ to _______________

                     Commission File Number:   038593


                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
      (Successor in interest to Renaissance Capital Partners II, Ltd.)
_____________________________________________________________________________
             (Exact name of registrant as specified in its charter)

Texas                                                         75-6590369
_____________________________________________________________________________
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

5646 Milton Street, Suite 900, Dallas TX                            75206
_____________________________________________________________________________
(Address of principal executive offices)                          (Zip code)

                               (214) 378-9340
_____________________________________________________________________________
             (Registrant's telephone number, including area code)

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

                    STATEMENTS OF ASSETS AND LIABILITIES

                               (Unaudited)

        Assets

                                             December 31,          June 30,
                                                2001                 2002
                                           _______________     ______________
Cash                                         $     19,641       $      5,419
Investments at fair value,
  cost of $35,176,143 at December 31, 2001,
  and June 30, 2002                            24,149,847         29,363,052
                                             _____________      _____________
         Total Assets                        $ 24,169,488       $ 29,368,471
                                             =============      =============

Liabilities
Liabilities:
  Accounts Payable and Accrued Expenses      $     20,436       $      3,445
  Note Payable (see note 5)                       800,000            668,504
                                             _____________      _____________
        Total liabilities                         820,436            671,949
                                             _____________      _____________

  Net Assets in Liquidation                    23,349,052         28,696,522
                                             _____________      _____________
                                             $ 24,169,488       $ 29,368,471
                                             =============      =============


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $540               $663
                                             =============      =============

Number of Units of Beneficial
   Interest Outstanding                         43,254.01          43,254.01
                                             =============      =============

See accompanying notes to financial statements.


                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                         STATEMENTS OF OPERATIONS

                               (Unaudited)


                                      Three months ended   Six months ended
                                         June 30, 2002       June 30, 2002
                                          ____________       ____________
Expenses -
   Interest expense                       $      4,071       $      8,389
   General and administrative                   18,738             49,713
   Trustee Fees                                 18,000             36,000
                                          ____________       ____________

     Total Expenses                             40,809             94,102
                                          ____________       ____________

     Net operating loss                        (40,809)           (94,102)
                                          ____________       ____________
Net unrealized appreciation
  (depreciation) on investments            (10,062,663)         5,213,205

                                          ____________       ____________
     Net increase (decrease) in
        net assets from operations        $(10,103,472)      $  5,119,103
                                          ============       ============

See accompanying notes to financial statements.




                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                (Unaudited)

                                          Three months ended  Six months ended
                                             June 30, 2002     June 30, 2002
                                             ____________       ____________
Change in net assets resulting
from operations:

  Net operating gain (loss)                  $     (40,809)    $     (94,102)

Change in net unrealized appreciation or
  depreciation of portfolio investments        (10,062,663)        5,213,205

Change in net assets resulting from
     contributions to corpus                        48,931           228,367
                                             ______________    ______________

Net increase (decrease) in net
     assets for the period                     (10,054,541)        5,347,470

Net assets in liquidation at
     beginning of period                         38,751,063       23,349,052
                                             ______________    ______________
Net assets in liquidation at
     end of period                           $   28,696,522    $   28,696,522
                                             ==============    ==============


See accompanying notes to financial statements.


                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                        STATEMENTS OF CASH FLOWS


                              (Unaudited)

                                          Three months ended  Six months ended
                                             June 30, 2002      June 30, 2002
                                             ______________     _____________
Cash flows from operating activities
   Net increase (decrease)
     in net assets from operations           $ (10,103,472)       $ 5,119,103
   Adjustments to reconcile net assets
     from operations to net cash used
     in operating activities:
      Net unrealized (appreciation)
       depreciation on investments               10,062,663       (5,213,205)
      Increase (decrease) in accounts
       payable and accrued liabilities                7,030           (2,644)
      Decrease (increase) in other assets             6,459              -0-
                                             ______________     _____________

      Net cash used in operating activities        (27,320)          (96,746)


Cash flows from financing activities
        Contributions to corpus                      32,621            82,524
                                             ______________     _____________
      Net cash provided from financing
       activities                                    32,621            82,524
                                             ______________     _____________
Net increase (decrease) in cash and
cash equivalents                                      5,301          (14,222)

Cash and cash equivalents at
  beginning of period                                   118            19,641
                                             ______________     _____________

Cash and cash equivalents at
  end of period                              $        5,419     $       5,419
                                             ==============     =============


Supplemental disclosure of noncash
transactions:
  Note payable and accrued interest
 contributed to corpus                       $       16,311     $     145,843
                                             ==============     =============

See accompanying notes to financial statements.

                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                         Notes to Financial Statements

                                    June 30, 2002


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

4.  Trustee and Management Fees
In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Fees paid to the Trustee during the three months ended June 30, 2002, was $18,000.

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

The Trust purchased 700,000 shares of common stock of Tutogen Medical, Inc. for $950,000 through the exercise of warrants on December 20, 2000. The purchase of common stock was funded through a loan agreement (the "loan") with Sulzer. The loan is due on November 17, 2002, with accrued interest at the rate of one-year LIBOR as reported in the Wall Street Journal on the date of the funding (2.3988% at December 20, 2001) and thereafter on the anniversary date of funding. The loan is secured by 700,000 shares of common stock of Tutogen Medical, Inc.

During the second quarter of 2002, Sulzer reimbursed the Trust $16,311 to cover 50% of all administrative expenses and trustee fees incurred by the Trust since its inception. In lieu of a cash payment, the reimbursement was offset against the principal and interest accrued on the loan to Sulzer and recorded as a contribution to corpus in the accompanying financial statements.

As of June 30, 2002, the remaining principal outstanding under this loan after giving effect for the 2002 contributions offsets was $668,504.

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

The financial statements include investments valued at $24,149,847 (100% of total assets) and $29,363,052 (100% of total assets) as of December 31, 2001, and June 30, 2002, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of June 30, 2002, follows:


                                                              FAIR
                                              COST            VALUE
                                          ____________    ____________
Tutogen Medical, Inc.
Common Stock                              $ 35,176,143    $ 29,327,209

GDI Global Data, Inc.
Common Stock                                       -0-          35,843
                                          ____________    ____________

                                          $ 35,176,143    $ 29,363,052
                                          ============    ============

7.  Transactions with Renaissance Capital Partners II, Ltd.
The Partnership paid operating expenses of $32,621 on behalf of the Trust for the three months ended June 30, 2002. These cash payments have been recorded as a contribution to corpus in the accompanying financial statements.

Summarized financial information for the Partnership for the three months ended June 30, 2002, and as of June 30, 2002, follows:

                      Condensed Statement of Operations
                          Income             $  1,672
                                             ________

                                                1,672
                                             ________

                          Expenses                339
                                             ________
                                                  339
                                             ________
                          Net loss           $  1,333
                                             ========



                 Condensed Statement of Assets and Liabilities
                   Cash and cash equivalents     $ 388,219
                                                 _________
                                                   388,219
                                                 _________

                   Accounts payable and
                     accrued expenses               20,385
                                                 _________
                                                    20,385
                                                 _________
                   Partners' equity              $ 367,834
                                                 =========


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

1.  Material Changes in Financial Condition

  For the second quarter ended June 30, 2002, total Beneficiaries' interest decreased $10,054,541, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. from $4.98 per share on March 31, 2002, to $3.71 per share as of June 30, 2002.

  The following portfolio transactions are noted for the quarter ended June 30, 2002 (portfolio companies are herein referred to as the "Company"):

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

  The Trust exercised common stock purchase warrants to purchase 400,000 and 300,000 shares, at an exercise price of $1.25 and $1.50 per share, respectively, on December 20, 2000. The Trust borrowed the funds required to exercise the warrants ($950,000) from Sulzer Medica USA Holding Co. As of June 30, 2002, the Trust was the beneficial owner of 7,904,908 shares representing approximately 52.26% of the outstanding shares of Tutogen.

  The Trustee serves as Chairman of the Board of Directors of Tutogen. The value of the Trust units ultimately will be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee continues to participate actively in efforts to improve the shareholder value of Tutogen.

  During the second quarter of 2002, the Trustee was re-elected Chairman of the Board of Tutogen during the company's Annual Meeting held in April, 2002, in New York.

  GDI GLOBAL DATA, INC.
  At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock to the Trust. On June 30, 2002, the closing price of the GDI stock was $0.231 per share.


2.  Material Changes in Operations

  The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

  For the quarter ended June 30, 2002, the Trust recorded net loss of $10,103,472, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $4.98 on March 31, 2002, and $3.71 on June 30, 2002. The price of Tutogen as of December 31, 2001, was $3.05 per share. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.



                          PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None other than what has been previously disclosed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

         EXHIBIT NUMBER         DESCRIPTION
        ----------------       --------------
              99.1            Certification of Periodic Report



(b)  We filed no reports on Form 8-K for the three months ended June 30, 2002.




                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: August 9, 2002              CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                       (Registrant)



                                   By: _____/s/____________
                                       Thomas W. Pauken
                                       Liquidating Trustee











EXHIBIT 99.1
------------


                     CERTIFICATION OF PERIODIC REPORT



  I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350, that:


     (1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: August 9, 2002                 ______/s/__________
                                       Thomas W. Pauken
                                       Liquidating Trustee