Form 10-Q
period 2002-09-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2002-11-12
CIK 1128700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

             For quarterly period ended September 30, 2002

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

                       STATEMENTS OF ASSETS AND LIABILITIES

                                  (Unaudited)

        Assets

                                              December 31,      September 30,
                                                  2001               2002
                                              ___________        ___________
Cash                                         $     19,641       $      5,398
Investments at fair value,
  cost of $35,176,143 at December 31, 2001,
  and September 30, 2002                       24,149,847         21,835,235
                                              ___________        ___________
         Total Assets                        $ 24,169,488       $ 21,840,633
                                              ===========        ===========

Liabilities
Liabilities:
  Accounts Payable and Accrued Expenses      $     20,436       $      4,086
  Note Payable (see note 5)                       800,000            653,018
                                              ___________        ___________
        Total liabilities                         820,436            657,104
                                              ___________        ___________

  Net Assets in Liquidation                    23,349,052         21,183,529
                                              ___________        ___________
                                             $ 24,169,488       $ 21,840,633
                                              ===========        ===========


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $540               $490
                                                     ====               ====

Number of Units of Beneficial
   Interest Outstanding                         43,254.01          43,254.01
                                                =========          =========


See accompanying notes to financial statements.


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (Successor to Renaissance Capital Partners II, Ltd.)

                           STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                      Three months ended   Nine months ended
                                         Sept. 30, 2002     Sept. 30, 2002
                                           ___________        ___________
Expenses -
   Interest expense                       $      4,042       $     12,431
   General and administrative                   21,719             71,432
   Trustee Fees                                 18,000             54,000
                                           ___________        ___________

     Total Expenses                             43,761            137,863
                                           ___________        ___________

     Net operating loss                       (43,761)          (137,863)
                                           ___________        ___________
Net unrealized appreciation
   (depreciation) on investments           (7,527,817)        (2,314,612)
                                           ___________        ___________
     Net increase (decrease)
      in net assets
        from operations                   $(7,571,578)        $ 2,452,475
                                           ===========        ===========



See accompanying notes to financial statements.


                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

                STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                     (Unaudited)

                                               Three months     Nine months
                                                   ended           ended
                                               Sept. 30, 2002  Sept. 30, 2002
                                               ___________      ___________
Change in net assets resulting
from operations:

  Net operating gain (loss)                    $   (43,761)     $  (137,863)

Change in net unrealized appreciation or
  depreciation of portfolio investments         (7,527,817)      (2,314,612)

Change in net assets resulting from
      contributions to corpus                        58,585          286,952
                                                ___________      ___________

Net increase (decrease) in net assets
for the period                                  (7,512,993)      (2,165,523)

Net assets in liquidation at
beginning of period                              28,696,522       23,349,052
                                                ___________      ___________
Net assets in liquidation at
end of period                                  $ 21,183,529     $ 21,183,529
                                                ===========      ===========

See accompanying notes to financial statements.

                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

                             STATEMENTS OF CASH FLOWS


                               (Unaudited)

                                              Three months       Nine months
                                                 ended               ended
                                            Sept. 30, 2002      Sept. 30, 2002
                                             ____________        ____________
Cash flows from operating activities
   Net increase (decrease)
     in net assets from operations            $ (7,571,578)      $ (2,452,475)
   Adjustments to reconcile net assets
     from operations to net cash used
     in operating activities:
       Net unrealized (appreciation)
         depreciation on investments              7,527,817         2,314,612
       Increase (decrease) in accounts
         payable and accrued liabilities              4,684             2,040
                                               ____________      ____________

       Net cash used in operating activities       (39,077)         (135,823)

Cash flows from financing activities
        Contributions to corpus                      39,056           121,580
                                               ____________      ____________
      Net cash provided from
         financing activities                        39,056           121,580
                                               ____________      ____________
Net increase (decrease) in
cash and cash equivalents                              (21)          (14,243)

Cash and cash equivalents at
beginning of period                                   5,419            19,641
                                               ____________      ____________
Cash and cash equivalents at
end of period                                  $      5,398      $      5,398
                                               ============      ============



Supplemental disclosure of noncash
transactions:
    Note payable and accrued interest
       contributed to corpus                   $     19,528      $    165,371
                                               ============      ============

See accompanying notes to financial statements.

                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                        Notes to Financial Statements

                           September 30, 2002

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


4.  Trustee and Management Fees
In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Fees paid to the Trustee during the three months ended September 30, 2002, was $18,000.

The Trustee serves as Chairman of the Board of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is the beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 140,000 shares of common stock.

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

During the third quarter of 2002, Sulzer reimbursed the Trust $19,528 to cover 50% of all administrative expenses and trustee fees incurred by the Trust since its inception. In lieu of a cash payment, the reimbursement was offset against the principal and interest accrued on the loan to Sulzer and recorded as a contribution to corpus in the accompanying financial statements.

As of September 30, 2002, the remaining principal outstanding under this loan after giving effect for the 2002 contributions offsets was $653,018.

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

The financial statements include investments valued at $24,149,847 (100% of total assets) and $21,835,235 (100% of total assets) as of December 31, 2001, and September 30, 2002, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of September 30, 2002, follows:

                                                                  FAIR
                                             COST                 VALUE
          Tutogen Medical, Inc.
          Common Stock                    $ 35,176,143        $ 21,817,546

          GDI Global Data, Inc.
          Common Stock                             -0-              17,689
                                          ____________        ____________
                                          $ 35,176,143        $ 21,835,235
                                          ============        ============


7.  Transactions with Renaissance Capital Partners II, Ltd.
The Partnership paid operating expenses of $39,056 on behalf of the Trust for the three months ended September 30, 2002. These cash payments have been recorded as a contribution to corpus in the accompanying financial statements.

Summarized financial information for the Partnership for the three months ended September 30, 2002, and as of September 30, 2002, follows:


          Condensed Statement of Operations

          Income                 $  1,408
                                 ________
                                    1,408
                                 ________

          Expenses                    195
                                 ________
                                      195
                                 ________
          Net loss               $  1,213
                                 ========


          Condensed Statement of Assets and Liabilities

          Cash and cash
          equivalents           $ 350,376
                                _________
                                  350,376
                                _________

          Accounts payable and
          accrued expenses         20,385
                                _________
                                   20,385
                                _________
          Partners'
          equity                $ 329,991
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

1.  Material Changes in Financial Condition

For the third quarter ended September 30, 2002, total Beneficiaries' interest decreased $7,512,993, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. from $3.71 per share on June 30, 2002, to $2.76 per share as of September 30, 2002.

The following portfolio transactions are noted for the quarter ended September 30, 2002 (portfolio companies are herein referred to as the "Company"):

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

The Trust exercised common stock purchase warrants to purchase 400,000 and 300,000 shares, at an exercise price of $1.25 and $1.50 per share, respectively, on December 20, 2000. The Trust borrowed the funds required to exercise the warrants ($950,000) from Sulzer Medica USA Holding Co. As of September 30, 2002, the Trust was the beneficial owner of 7,904,908 shares representing approximately 52.26% of the outstanding shares of Tutogen.

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

GDI Global Data, Inc.
At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock to the Trust. On September 30, 2002, the closing price of the GDI stock was $0.114 per share.


2.  Material Changes in Operations

The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended September 30, 2002, the Trust recorded net loss of $7,571,578, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $3.71 on June 30, 2002, and $2.76 on September 30, 2002. The price of Tutogen as of December 31, 2001, was $3.05 per share. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.


ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust was formed solely for the purpose of conducting the orderly liquidation of the assets of the Partnership and does not invest in or hold instruments to which this Item is applicable.


ITEM 4:	CONTROLS AND PROCEDURES

The Trustee, who performs the functions of the Trust's chief executive officer and chief financial officer, has within the preceding 90 days evaluated the effectiveness of the Trust's "disclosure controls and procedures" (as defined in rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.


                        PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None other than what has been previously disclosed.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  None.

(b) We filed no reports on Form 8-K for the three months ended September 30, 2002.



                                 SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 4, 2002             CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                     (Registrant)



                                   By: ___/s/____________________
                                       Thomas W. Pauken
                                       Liquidating Trustee


              CERTIFICATION REQUIRED BY RULES 13a-14 AND 15d-14
                 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Thomas W. Pauken, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Partners II, Ltd. Liquidating Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 4, 2002                _______/s/______________
                                       Thomas W. Pauken
                                       Liquidating Trustee



                    CERTIFICATION OF PERIODIC REPORT



  I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Sec. 1350, that:


(1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Sec. 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: November 4, 2002                _____/s/__________________
                                       Thomas W. Pauken
                                       Liquidating Trustee