Form 10-K
period 2002-12-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2003-03-28
CIK 1128700

________________________________________________________

                         Securities and Exchange Commission
                                 Washington, DC 20549
                ________________________________________________________



                                        FORM  10-K


MARK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2002; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                               Commission File No.  038593


                       CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                   (Successor to Renaissance Capital Partners II, Ltd.)
                   ----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

               TEXAS                                          75-6590369
              -------                                         ----------
(State of incorporation or organization)                  (I.R.S. Employer
                                                          Identification No.)


      5646 Milton Street, Suite 900
            Dallas, Texas                                         75206
       -------------------------                                 -------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (214) 378-9340



               Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                        on which registered
-------------------                                         ------------------
     None                                                            None




              Securities Registered Pursuant to Section 12(g) of the Act:

                               Trust Interests
                               ---------------
                               (Title of class)

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


State the aggregate market value of the voting stock held by non affiliates of the registrant:

As of December 31, 2002, there were 20,054 Trust Interests outstanding. There is no market in the Interests. Based on values as reflected in the Registrant's Financial Statements, the aggregate value of the Liquidating Trust Interests held by non-affiliates as of December 31, 2002, was $12,031,302. Aggregate value of the Liquidating Trust Interests held by affiliates as of December 31, 2002, was $15,694.



                                    PART  I
                                   ---------

The discussion set forth herein contains certain forward looking statements with respect to the financial condition, results of operations and business of the Liquidating Trust. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include, but are not limited to, changes in economic conditions; competitive conditions in the markets in which portfolio companies conduct their operations, including competition from companies with substantially greater resources than those of the portfolio companies and fluctuations in the market price for the Trust's remaining portfolio investment. Readers of this Discussion should not place undue reliance on forward looking statements.


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

On November 17, 2000, at a special meeting of the limited partners, a resolution calling for the Partnership to withdraw its election to be regulated as a business development company was adopted, and the Partnership filed a statement with the Securities and Exchange Commission withdrawing its election. The second resolution adopted at this meeting called for an amendment to the Partnership Agreement authorizing the Trustee to transfer the Partnership's investment assets to a liquidating Trust. On November 17, 2000, the Trust was created and the investment assets of the Partnership were transferred to the Trust. Pursuant to the Capital Partners II, Ltd. Liquidating Trust Agreement (the "Liquidating Trust Agreement"), the Trust was to terminate no later than November 17, 2002.

On November 4, 2002, the Trustee Amended the Trust to extend the term for one year to November 17, 2003. Beneficiaries were given the option to elect out of the Trust and receive their proportionate interests in the Trust's single remaining portfolio investment, shares of common stock of Tutogen Medical, Inc. ("Tutogen"). 120 beneficiaries elected to withdraw prior to the deadline of December 19, 2002. The Trust distributed 4,230,847 shares of Tutogen common stock to the withdrawing beneficiaries. 1,718 beneficiaries remained in the Trust.

As of December 31, 2002, the Trustee transferred the remaining cash out of the partnership into the Trust. As the Partnership has no remaining assets, it dissolved as of December 31, 2002.


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

The Partnership distributed $1,000,000 to the Limited Partners in 1998.


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


Tutogen Medical, Inc. (formerly known as Biodynamics International, Inc.)

Tutogen processes bio implants for neurosurgical, orthopedic, urological, reconstructive and general surgical indications, utilizing its patented Tutoplast process of tissue preservation and viral inactivation. Tutogen's products are distributed worldwide through operating subsidiaries in the U.S. and Germany and through strategic alliances with such companies as Sulzer Spine-Tech, Sulzer Dental, Mentor and I.O.P., Inc. Tutogen stock trades on the AMEX stock market under the symbol TTG. On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Tutogen. Subsequently, the Partnership made follow-on investments in Tutogen.

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

At the close of business on November 17, 2000, the Partnership transferred all of its interest in Tutogen, consisting of 7,202,408 shares of common stock and 700,000 common stock purchase warrants, to the Trust. The Partnership also exercised common stock options to purchase 2,500 shares, at an exercise price of $2.22. Upon issue these shares of common stock were transferred to the Trust.

The Trust exercised common stock purchase warrants to purchase 400,000 and 300,000 shares, at an exercise price of $1.25 and $1.50 per share, respectively, on December 20, 2000. The Trust borrowed the funds required to exercise the warrants ($950,000) from Centerpulse USA Holding Co. (formerly known as Sulzer Medica USA Holding Co.) As of December 31, 2000, the Trust was the beneficial owner of 7,904,908 shares representing approximately 53.24% of the outstanding shares of Tutogen.

Following the distribution of common stock to the withdrawing beneficiaries in December 2002, the Trust was the beneficial owner of 3,674,061 shares, representing approximately 24.4% of the outstanding shares of Tutogen.

As of December 31, 2002, the closing price of the Tutogen stock was $3.30 per share.


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

As of December 31, 2002, the closing price of the GDI stock was $0.066 per share. The Trustee has permanently written down to zero the value of the investment due to the investment's equity risk.


Personnel

The Trust has two direct employees, the Trustee and an assistant to the Trustee, who is employed to assist the Trustee in performing the duties and functions required by the Trust. Outside personnel are retained by the Trustee on an as needed basis. At the present time, a substantial portion of the Trustee's staff time is devoted to activities of the Trust.


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




ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending with regard to the Trust or the Partnership as of December 31, 2002.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Beneficiaries in 2002.




                                   PART   II
                                  -----------


ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES

Upon formation of the Trust and transfer of the Partnership assets to the Trust, holders of the 43,254 units of the Partnership outstanding on November 17, 2000, were deemed to become the holders of the number of Units in the Trust equal to the number of Partnership units which they held.

Immediately following the formation of the Trust, the Trust entered into an Agreement with Centerpulse USA Holding Co. ("Centerpulse"), formerly known as Sulzer Medica USA Holding Co., whereby Centerpulse made a tender offer (the "Offer") to the beneficiaries of the Trust to acquire up to 21,627 Trust Units (one half of all of the Units) at a purchase price in cash of $1,387 for each unit. The Offer expired on December 26, 2000. Beneficiaries tendered 32,886 units to Centerpulse, of which 21,627 units were accepted by Centerpulse on a pro rata basis.

In the fourth quarter of 2002, the beneficiaries were given the option to withdraw from the Trust. 120 beneficiaries elected to withdraw, representing 23,200 units. Centerpulse, who held 21,627 units of the Trust, elected to withdraw in 2002. The remaining beneficiaries hold 20,054 units.


Trading

There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Liquidating Trustee.


Number of Holders

As of December 31, 2002, there were approximately 1,720 beneficial holders of Trust interests.



ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five year period ended December 31, 2002, should be read in conjunction with the Trust's and the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K for the five years ended December 31, 2002.

                                  LIQUIDATING TRUST
                                  -----------------

                    Year Ended    Year Ended     Period from    Year Ended  Year Ended
                      Dec 31,      Dec 31,       Nov 17, 2000      Dec 31,     Dec 31,
                        2002         2001      to Dec 31, 2000     1999       1998

                          $            $                $            $            $

Net Operating
Income (Loss)         (243,389)     (210,662)          (1,873)       -0-           -0-

Net Realized Loss on
 distribution of
  investments        (8,673,236)       -0-              -0-          -0-           -0-

Net Unrealized
 appreciation
 (depreciation)
 on investments       6,801,823    (8,509,569)       (3,466,727)     -0-           -0-

Net Income (loss)    (2,114,802)   (8,720,231)       (3,468,600)     -0-           -0-

Income (loss) per
Trust unit             (51.18)        (201)              (80)        -0-           -0-

Total Assets         12,175,602    24,169,488        32,659,416      -0-           -0-

Distributions to
beneficiaries        10,154,033        -0-              -0-          -0-           -0-

Distributions per
Trust unit              246            -0-              -0-          -0-           -0-





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


2002 Compared to 2001

During 2002, the Trust made no additional portfolio investments. As a result of prior investments, the Trust incurred a net loss of $2,114,802 during the year ended December 31, 2002, consisting of the following: (i) interest expense of $18,963; (ii) net realized losses of $8,673,236 offset by net unrealized appreciation of $6,801,823; (iii) Trustee fees of $72,000; and (iv) general and administrative expenses of $152,441.

Total expenses incurred by the Trust were $243,404 in 2002, compared to $210,662 for 2001. The Trustee has created a reserve of $50,000 along with accruing anticipated expenses relating to final tax preparation and termination of the Partnership.

The Trust incurred obligations to the Trustee of $72,000 for 2002.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Index to Financial Statements; see "Index to Financial Statements" on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.





                                     PART  III
                                    -----------


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

(2)  Information Regarding Supervising Trustees

Pursuant to the Liquidating Trust Agreement, the Board of Trustees consists of the Liquidating Trustee and one Supervising Trustee, Robert Farone. Robert Farone, age 59, has experience as a corporate executive officer. He currently is the Vice President/General Manager of Samsonsite Stores. He was President of Bag'n Baggage, Ltd., an 80-store retailer of luggage and leather goods operating in eight states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's, from June 1985 until 2001. Mr. Farone also served as a director of Caribbean Marine, Inc. from June 1985 until 2001, and has been on the board of directors of Tutogen since April 1999. He is also a beneficiary of the Trust.

Subsequent to Centerpulse's election to withdraw from the Trust, which ended their ownership of any units of the Trust, David S. Wise, an officer of Centerpulse, resigned his position as a Supervisory Trustee.


ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to the Liquidating Trust Agreement, the Trustee was compensated on the same terms as the compensation received by the Trustee pursuant to the Liquidation Trustee's Agreement that governed the liquidation of the Partnership. As of October 1, 1998, the Trustee was entitled to be compensated at an amount of $6,000 per month for a total of $18,000 for his services through December 31, 1998 and $72,000 annually for his services in 1999, 2000, 2001 and 2002. Beginning in 2003, in connection with the one-year extension of the term of the Trust, the Trustee agreed to defer his compensation and will be paid only if the value of Tutogen stock has increased by 50% or more above the closing price of $2.65, based on the market price when the Trust is terminated or the price realized by the Trust from a sale of Tutogen common stock, if such sale occurs before the termination of the Trust. In that case, the Trustee will receive his regular compensation of $6,000 per month. The Trustee also is entitled to full reimbursement of all reasonable expenses relative to his service on behalf of the Trust; and he may be entitled to additional compensation for his services subject to the improvement in the value of the assets of the Trust during his tenure as Liquidating Trustee from October 1, 1998, to the end of the Trust in 2001.
Mr. Pauken is Chairman of the Board of Tutogen and, in that capacity, he is compensated by Tutogen along with other directors through the payment of director's fees and the grant of stock options.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, Thomas W. Pauken, Trustee, did not directly own any Units of the Trust. Henderson-Willis, Ltd. has ownership of 12.125 units of beneficial interest in the Trust. Mr. Pauken is a limited partner of Henderson-Willis, Ltd. The following table sets forth information concerning the number of Units of the Trust beneficially owned as of December 31, 2002, by (i) the persons who, to the knowledge of the Trustee, beneficially owned more than 5% of the outstanding Units, (ii) each Supervising Trustee, and
(iii) the Supervising Trustees as a group:

Name and Address of          Units Beneficially         Percent of Total Units
 Beneficial Owner                  Owned                     Outstanding
______________________________________________________________________________


Thomas W. Pauken                      12.125                 *
Liquidation Trustee
5646 Milton St., Ste. 900
Dallas, Texas 75206

Robert C. Farone                        14                   *
11067 Petal St.
Dallas, TX 75238

_______
*All directors and executive          26.125                 *
officers as a group (2 persons).

_______
* Less than 1%.     To the Trustee's knowledge, no other person beneficially
owned 5% or more of the outstanding Units.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 19, 2002, the Trust entered into a Loan Agreement with Garvon, Inc. Profit Sharing Plan ("Garvon"). Garvon is the holder of 9 Trust units. Garvon agreed to fund the Trust $100,000 payable to the Trust in two instalments of $50,000. The interest rate is 10%, with accrued interest payable on a quarterly basis. The loan is due on December 19, 2003. The first instalment to the Trust was funded on December 19, 2002. The Loan is secured by 250,000 shares of common stock of Tutogen Medical, Inc. The proceeds of the loan were used to provide additional working capital for the Trust. On December 31, 2002, the principal and interest owed was $50,178.



                                     PART IV
                                    ---------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

Documents filed as part of this Form 10-K

Financial Statements:
The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

Financial Statement Schedules:
Not applicable.

Reports on Form 8-K:
None.

Exhibits:
                                   INDEX OF EXHIBITS

Exhibit Number   Description
--------------   ------------

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

    3.3          Declaration of Amendment to Capital Partners II, Ltd.
                 Liquidating Trust Agreement (incorporated by reference to
                 Exhibit 99.4 to the Schedule 13D/A (Amendment No. 3) filed by the Trust on November 15, 2002).

   10.1 Liquidation Trustee Agreement - Agreement for Engaging the Services of Thomas W. Pauken as Liquidation Trustee of Renaissance Capital Partners II, Ltd. (incorporated by reference to Exhibit 6.1 to Partnership's Form 10-Q for quarterly period ended September 30, 1998).

   10.2 Agreement dated November 17, 2000, among Centerpulse USA Holding Co., formerly Sulzer Medica USA Holding Co. and Liquidating Trustee (incorporated by reference to Exhibit
                 (d)(1) to the Schedule TO filed by Centerpulse USA Holding Co. with respect to the Trust on November 28, 2000).

   10.3 Loan Agreement dated December 20, 2000, among Centerpulse USA Holding Co., formerly Sulzer Medica USA Holding Co. and Capital Partners II, Ltd. Liquidating Trust with respect to Tutogen Medical, Inc. (incorporated by reference to Exhibit
                 99.3 to the Schedule 13D/A (Amendment No. 2) filed by Centerpulse USA Holding Co. on January 5, 2001).

   10.4 Pledge Agreement dated December 20, 2000, among Centerpulse USA Holding Co., formerly Sulzer Medica USA Holding Co. and Capital Partners II, Ltd. Liquidating Trust with respect to Tutogen Medical, Inc. (incorporated by reference to Exhibit
               99.4 to the Schedule 13D/A (Amendment No. 2) filed by
                 Centerpulse USA Holding Co. on January 5, 2001).

   10.5          Loan Agreement dated December 19, 2002, among Garvon, Inc.
                 Profit Sharing Plan and Capital Partners II, Ltd. Liquidating Trust.

    21           List of portfolio investments (filed herewith).



                                    SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 28, 2003               RENAISSANCE CAPITAL PARTNERS II, LTD.

                                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                              (Registrant)



                                        By: ________/s/_________________
                                            Thomas W. Pauken
                                            Liquidating Trustee

                     CERTIFICATION REQUIRED BY RULES 13a-14 AND 15d-14
                         UNDER THE SECURITIES EXCHANGE ACT OF 1934


I, Thomas W. Pauken, certify that:

1. I have reviewed this annual report on Form 10-K of Capital Partners II, Ltd. Liquidating Trust;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the board of trustees (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 28, 2003                  _____/s/________________
                                       Thomas W. Pauken
                                       Liquidating Trustee

                            CERTIFICATION OF PERIODIC REPORT



         I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


 (1) the Annual Report on Form 10-K of the Trust for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


 (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: March 28, 2003                  ________/s/_____________
                                       Thomas W. Pauken
                                       Liquidating Trustee

                                   EXHIBIT 10.5



                       PROMISSORY NOTE WITH COLLATERAL AGREEMENT

$50,000                                                         December 19,
2002

    FOR VALUE RECEIVED, the undersigned, THOMAS W. PAUKEN, Trustee for the CAPITAL PARTNERS II, LTD. Liquidating Trust, hereby promises and agrees to pay to the order of GARVON, INC., Profit Sharing Plan, at 5646 Milton Street, Suite 900, Dallas County, Texas, or such other place as the holder hereof may at any time or from time to time designate in writing, the principal sum of FIFTY THOUSAND and NO/100 DOLLARS ($50,000) with interest on the unpaid balance of said principal sum from the date hereof to maturity at the rate of Ten percent (10%) per annum.

    This note is payable as follows: Interest shall be due and payable quarterly as it accrues, with the first installment due and payable on March 19, 2003, and an additional installment of interest due and payable on the 19th day of June, September, and December 2003, when the entire amount hereof, principal and interest then remaining unpaid, shall be then due and payable. Any past due amounts shall bear interest at the rate of Fifteen percent (15%) per annum. Notwithstanding the foregoing term and installments of interest, the Holder has the option to declare the Note due and payable in full at any time after December 19, 2003, by giving the Maker thirty (30) days prior written notice.

    The undersigned reserves the right to prepay part or all of the principal of this Note prior to maturity, with interest to date of prepayment, without penalty. Any and all amounts prepaid shall be applied first to unpaid accrued interest to the date of such prepayment and then to the reduction of the principal of this Note in the inverse order of maturity.

    For the purposes of securing the holder in the payment of this Note, when due, the undersigned hereby pledges, transfers, and delivers to said Holder the following property:

     TWO HUNDRED FIFTY THOUSAND (250,000) shares of common stock of Tutogen Medical, Inc. in the name of Capital Partners II, Ltd. Liquidating Trust, Thomas W. Pauken, Trustee.

    The undersigned further agrees with said Holder as follows:

    (1) That this pledge shall be in no way affected by any indulgence, extension, change in the form, evidence, maturity, rate of interest or otherwise of any of the debts or obligations secured under this instrument, not by want of presentment, notice, protest, suit or indulgence upon any of such obligations secured under by this instrument.

    (2) That, upon failure of the undersigned to keep and perform any agreement herein contained or in case of the involvency of the undersigned, said Holder may, at Holder's option, at once mature all debts and liabilities hereby secured.

    (3) That, upon failure to keep and perform any agreement herein contained, said Holder is authorized and empowered, without either demand, advertisement, or notice of any kind, to sell at public or private sale, the whole or any part of the securities held by said Holder in pledge hereunder, and transfer and deliver same to the purchaser or purchasers thereof, and receive the proceeds of sale. Said Holder to have the same right to purchase at said sale as a stranger. Sale of part of securities held in pledge hereunder shall not exhaust the power of sale, but sales may be made from time to time until all securities are sold, or debts and liabilities hereby secured paid in full. Said Holder shall receive the proceeds of such sale or sales, which shall be paid and credited on said debts and liabilities then secured hereby, said Holder to have option of application thereof. Any surplus after payment in full of said debts and liabilities shall be paid to the undersigned.

    Maker warrants that the Trust Agreement contains no provision which would prohibit this Loan or which would restrict the Holder in any way in the collection of the indebtedness evidenced by this Note.

    This instrument and all rights and powers hereunder, together with the securities held in pledge hereunder, may be transferred and assigned by Holder at such time and upon such terms as Holder may deem advisable, and such assignee shall succeed to all the rights and powers of Holder hereunder.

    The Holder of the Note may extend time of payment, either before or after maturity, accept partial payment, accept security, exchange, or release security, or accept additional security, without hereby changing or releasing the liability of the undersigned or any other parties now or hereafter liable hereon, all of whom hereby waive presentment, diligence in collecting or bringing suit against any party hereto.

    Notwithstanding any provision of this Note, the total liability for payment of interest shall not exceed the applicable limits of the statutes of the State of Texas, and all such provisions of this Note shall be deemed to be hereby modified accordingly. In the event this Note is placed in the hands of an attorney for collection or suit is filed hereon or if proceedings are had in bankruptcy, receivership, reorganization or other legal or judicial proceedings for the collection hereof, the undersigned hereby agrees to pay the reasonable and actual attorney's fees of the Holder.





             EXECUTED this 19th day of December, 2002.



                                       ______/s/_______________
                                       Thomas W. Pauken, Trustee
                                       Capital Partners II, Ltd.
                                       Liquidating Trust

                                    EXHIBIT 21



Name of Portfolio Investment                     Jurisdiction of Incorporation
----------------------------                     -----------------------------

    Tutogen Medical, Inc.                                  Florida

                               INDEX




             CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST



                                                                   Page

Independent Auditors' Report                                       F-1.1

Statements of Assets and Liabilities
  December 31, 2002 and 2001                                       F-1.2

Statements of Investments
  December 31, 2002 and 2001                              F-1.3 through F-1.4

Statements of Operations
  For the Years Ended December 31, 2002 and 2001
  For the Period from November 17, 2000
       (inception) to December 31, 2000                            F-1.5

Statements of Changes in Net Assets in Liquidation
  For the Years Ended December 31, 2002 and 2001
  For the Period from November 17, 2000
       (inception) to December 31, 2000                            F-1.6

Statements of Cash Flows
  For the Years Ended December 31, 2002 and 2001
  For the Period from November 17, 2000
       (inception) to December 31, 2000                            F-1.7

Notes to Financial Statements
  December 31, 2002, 2001 and 2000                        F-1.8 through F-1.11

                       SMITH, GRAY, BOYER & DANIELL, PLLC

                          Independent Auditors' Report


The Board of Trustees
Capital Partners II, Ltd. Liquidating Trust

We have audited the accompanying statements of assets and liabilities of Capital Partners II, Ltd. Liquidating Trust (a Texas Liquidating Trust), as of December 31, 2002 and 2001, including the statements of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in net assets in liquidation, and cash flows for the years ended December 31, 2002 and 2001 and for the period from November 17, 2000 (inception) to
December 31, 2000.   These financial statements are the responsibility of the
Trustees. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include verification and confirmation of investments owned as of December 31, 2002 and 2001, by examination of securities held in safekeeping for the Trust and correspondence with the custodians. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Partners II, Ltd. Liquidating Trust as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from November 17, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                         SMITH, GRAY, BOYER & DANIELL
                                         A Professional Limited Liability
Company


Dallas, Texas
January 22, 2003

                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)
                         Statements of Assets and Liabilities

                             December 31, 2002 and 2001

                                                      2002               2001
                                                   --------           --------
Assets

Cash and cash equivalents                       $     51,201      $     19,641
Investments at fair value, cost of
 $16,348,874 in 2002, and $35,176,143
 in 2001                                          12,124,401        21,149,847
                                                ------------      ------------

Total Assets                                    $ 12,175,602      $ 24,169,488
                                                ============      ============


Liabilities

Liabilities
 Accounts payable and accrued expenses          $     78,606      $     20,436
 Notes payable (Note 5)                               50,000           800,000
                                                ------------      ------------
Total Liabilities                                    128,606           820,436
                                                ------------      ------------

Contingency (Note 3)

Net assets in liquidation                         12,046,996        23,349,052
                                                ------------      ------------
                                                $ 12,175,602      $ 24,169,488
                                                ============      ============

Net assets in liquidation per unit
of beneficial interest                          $        601      $        540
                                                ============      ============

Number of units of beneficial
interest outstanding                                  20,054            43,254
                                                ============      ============

See accompanying notes to financial statements.






                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)
                              Statement of Investments

                                  December 31, 2002


                                                        2002
                               -----------------------------------------------
                                  Shares            Cost           Fair Value
                               -----------------------------------------------

Eligible Portfolio Investments -
 Common Stock (1)

Tutogen Medical, Inc.             3,674,061     $ 16,348,874      $ 12,124,041

GDI Global Data, Inc.               155,166            -0-                -0-

                                                ------------      ------------
 Total Investments (2)                          $ 16,348,874      $ 12,124,401
                                                ============      ============

(1) Valued at fair value as determined by the Trustee.
(2) All portfolio securities held are non-income producing.


See accompanying note to financial statements.



                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)
                              Statement of Investments

                                 December 31, 2001


                                                        2001
                              -----------------------------------------------
                                  Shares            Cost           Fair Value
                              -----------------------------------------------
Eligible Portfolio Investments -
 Common Stock (1)

Tutogen Medical, Inc.             7,904,908     $ 35,117,289      $ 24,109,969

GDI Global Data, Inc.               155,166           58,854            39,878

                                                ------------      ------------
 Total Investments (2)                          $ 35,176,143      $ 24,149,847
                                                ============      ============

(1) Valued at fair value as determined by the Trustee.
(2) All portfolio securities held are non-income producing.


See accompanying note to financial statements.


                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)
                              Statements of Operations

                  For the Years Ended December 31, 2002 and 2001
                                       and
       For the Period from November 17, 2000 (inception) to December 31, 2000


                                        2002           2001             2000
                                   -----------     -----------     -----------
Income -
 Interest Income                  $         15    $       -0-    $        -0-


Investment expenses -
 Interest expense                       18,963          54,813           1,873
 General and administrative            152,441          83,849            -0-
 Trustee fees                           72,000          72,000            -0-
                                  ------------    ------------    ------------
                                       243,404         210,662           1,873
                                  ------------    ------------    ------------
Net operating loss                    (243,389)       (210,622)        (1,873)

Net realized loss on distribution
of investments                      (8,673,236)           -0-             -0-

Net unrealized appreciation
(depreciation) on investments        6,801,823      (8,509,569)    (3,466,727)
                                  ------------    ------------    ------------
Net decrease in net assets
from operations                   $ (2,114,802)   $ (8,720,231)  $ (3,468,600)
                                  ============    ============    ============



See accompanying notes to financial statements.


                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)
                   Statements of Changes in Net Assets in Liquidation

                  For the Years Ended December 31, 2002 and 2001
                                       and
       For the Period from November 17, 2000 (inception) to December 31, 2000



                                        2002           2001             2000
                                   -----------     -----------     -----------
Change in net assets resulting
from operations:
 Net operating loss               $   (243,389)   $   (210,662)   $    (1,873)

Change in net assets resulting
from net realized loss on
distribution of investment          (8,376,236)            -0-            -0-


Change in net unrealized
appreciation (depreciation) of
portfolio investments                6,801,823      (8,509,569)    (3,466,727)
                                  ------------    ------------    ------------

Net decrease in net assets
resulting from operations           (2,114,802)     (8,720,231)    (3,468,600)

Change in net assets resulting
from distribution of
investments to withdrawing
beneficiaries                      (10,154,033)            -0-            -0-

Change in net assets resulting
from contribution of capital
from Centerpulse                       512,738             -0-            -0-

Change in net assets resulting
from transfer of cash assets
from Partnership                       454,043         361,740     35,176,143
                                  ------------    ------------    ------------

Net increase (decrease) in
net assets for the period          (11,302,054)     (8,358,491)    31,707,543

Net assets in liquidation at
beginning of period                 23,349,052      31,707,543            -0-
                                  ------------    ------------    ------------
Net assets in liquidation at
end of period                     $ 12,046,998    $ 23,349,052    $ 31,707,543
                                  ============    ============    ============



See accompanying notes to financial statements.



                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)
                              Statements of Cash Flows

                  For the Years Ended December 31, 2002 and 2001
                                       and
       For the Period from November 17, 2000 (inception) to December 31, 2000



                                        2002           2001             2000
                                   -----------     -----------     -----------
Cash flows from operating
activities
 Net decrease in net assets
 from operations                 $ (2,114,802)   $ (8,720,231)   $ (3,468,600)

Adjustments to reconcile net assets
from operations to net cash used
in operating activities:

 Net realized loss on
 distribution of investment         8,673,236            -0-              -0-

 Net unrealized (appreciation)
 depreciation on investments       (6,801,823)      8,509,569        3,466,727

 Increase in accounts payable
 accrued liabilities                   70,906          18,563            1,873
                                 ------------    ------------     ------------
Net cash used in operating
activities                           (172,483)       (192,099)            -0-

Cash flows from financing activities
 Proceeds from note payable            50,000            -0-              -0-
 Payment made on note payable        (300,000)       (150,000)            -0-
 Transfer of cash assets from
   Partnership                        454,043         361,740             -0-
                                 ------------    ------------     ------------
Net cash provided from financing
activities                            204,043         211,740             -0-
                                 ------------    ------------     ------------
Net increase (decrease) in cash
and cash equivalents                   31,560          19,641             -0-

Cash and cash equivalents at
beginning of period                    19,641            -0-              -0-
                                 ------------    ------------     ------------
Cash and cash equivalents at
end of period                    $     51,201    $     19,641     $       -0-
                                 ============    ============     ============






Supplemental disclosure of cash flow information:

Interest paid                    $     12,007    $     50,728     $       -0-
                                 ============    ============     ============






Supplemental disclosure of noncash investing transactions:

Transfer of investments at
fair value from Partnership      $       -0-     $       -0-      $ 35,176,143
                                 ============    ============     ============

Purchase of investments funded
by note payable                  $       -0-     $       -0-      $    950,000
                                 ============    ============     ============

Contribution of capital from
Centerpulse                      $    512,738    $       -0-      $       -0-
                                 ============    ============     ============

Distribution of investments to
Beneficiaries                    $(10,154,033)   $       -0-      $       -0-
                                 ============    ============     ============


See accompanying notes to financial statements.

                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                          Notes to Financial Statements

                        December 31, 2002, 2001 and 2000



1.  Organization and Purpose

Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). Pursuant to the Liquidating Trust Agreement, the Trust will terminate no later than November 17, 2003, as amended. The Partnership, which was a Texas limited partnership formed in 1991, was a diversified, closed-end management investment partnership and operated as business development company under the Investment Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998, the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

On November 17, 2000, the limited partners of the Partnership authorized the Trustee to transfer the investment assets of the Partnership to the Trust. Upon formation of the Trust and transfer of investment assets to the Trust, holders of the 43,254 limited partnership units of the Partnership, outstanding on November 17, 2000, were deemed to become holders of 43,254
units of beneficial interest in the Trust ("Units").   The Partnership was
dissolved on December 31, 2002.


2.  Significant Accounting Policies

(a) Investments
Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter. Most securities held by the Trust are thinly traded and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

The cost of investments and net realized gains or losses from investment transactions are determined on the specific identification method.

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


3.  Trust and Management Fees

In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Effective January 1, 2003, the Trustee will defer his compensation of $6,000 per month and will be paid only if the value of Tutogen stock has increased by 50% or more above the closing price of $2.65, based on the market price when the Trust is terminated or the price realized by the Trust from a sale of Tutogen common stock, if such sale occurs before the termination of the Trust.

The Trustee serves as Chairman of the Board of Directors of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 140,000 shares of common stock.


4.  Notes Payable

(a) Tender Offer and Note Payable to Centerpulse USA Holding Co.
Centerpulse USA Holding Co. ("Centerpulse") (formerly known as Sulzer Medica USA Holding Co.) entered into a tender offer agreement (the "Tender Offer") on November 17, 2000, with the Trust to purchase up to 21,627 units at a price of $1,387 per trust unit. Upon final closing of the Tender Offer on December 26, 2000, Centerpulse acquired 21,627 trust units (representing 50% of the trust units outstanding at December 31, 2000) from the beneficial owners.

In connection with the Tender Offer, the Trust purchased 700,000 shares of common stock of Tutogen Medical, Inc. for $950,000 through the exercise of warrants on December 20, 2000. The purchase of common stock was funded through a loan agreement (the "loan") with Centerpulse. The loan was due on November 17, 2002 with accrued interest at the rate of one-year LIBOR as reported in the Wall Street Journal on the date of the funding (2.3988% at December 20, 2001) and thereafter on the anniversary date of funding. The loan was secured by 700,000 shares of common stock of Tutogen Medical, Inc. During 2002, the Trust paid $300,000 and Centerpulse contributed the remaining loan balance of $500,000 to capital in connection with an agreement to contribute $512,738 to the Trust for working capital purposes.

(b) Note Payable with Garvon, Inc. Profit Sharing Plan
On December 19, 2002, the Trust entered into a Loan Agreement with Garvon, Inc. Profit Sharing Plan ("Garvon"). Garvon is the holder of 9 units of beneficial interest in the Trust. Garvon agreed to loan the Trust up to $100,000 in two instalments of $50,000 with collateral up to 500,000 shares of Tutogen common stock. The loan bears interest at the rate of 10%, payable quarterly and is due on December 19, 2003. At December 31, 2002, the Trust had borrowed $50,000, collateralized with 250,000 shares of Tutogen common stock. The proceeds of the loan were used to provide working capital for the Trust.

5.  Distributions to Beneficiaries

On November 4, 2002, the Trustee amended the Trust to extend the term of the Trust to November 17, 2003. The Beneficiaries were given the option to withdraw from the Trust and receive shares of common stock of Tutogen Medical, Inc. in proportion to their interest in the Trust. 120 Beneficiaries elected to withdraw.

The Trust distributed 4,230,847 shares of common stock of Tutogen Medical, Inc. to withdrawing beneficiaries at a price of $2.40 per share, aggregating $10,154,033. The valuation of the distribution resulted in a net realized loss of $8,673,236.

6.  Transactions with Renaissance Capital Partners II, Ltd.

The Partnership transferred to the Trust cash assets of $454,043 and $361,740 in 2002 and 2001, respectively, and portfolio investments at fair value of $35,176,143 in 2000.

The Partnership operating activities have been limited to pursuing claims in litigation against parties involved in former portfolio investment positions. During 2001, the Partnership received settlement proceeds in the amount of $414,527, plus reimbursement of legal fees in the amount of $44,125 in connection with a lawsuit filed on behalf of the Partnership. The Partnership was dissolved on December 31, 2002.

A condensed summary of financial information of the Partnership as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, is as follows:



                  Condensed Statement of Operations

                                 2002           2001           2000
                                 ----           ----           ----
Income                       $      7,356   $   426,585   $    67,214
Expenses                            5,765        37,961       331,185
                             ------------   -----------   -----------
Operating (loss) income      $      1,591   $   388,624   $  (263,971)
                             ------------   -----------   -----------

Net unrealized appreciation
  on investments             $      -0-     $      -0-    $18,245,037
Net realized gain
  on investments                    -0-            -0-        923,046
Investment gain                     -0-            -0-     19,168,083
                             ------------   -----------   -----------
Net income                   $      1,591   $   388,624   $18,904,111
                             ============   ===========   ===========







               Condensed Statement of Assets and Liabilities


                                        2002                  2001
                                        ----                  ----
Cash and cash equivalents          $        -0-           $   428,711
Accounts Receivable                         -0-                44,125
                                   -------------          -----------
                                            -0-               472,836
Accounts payable and
accrued liabilities                         -0-                20,385
                                   -------------          -----------
Partners' equity                   $        -0-           $   452,452
                                   =============          ===========

