Form 10-Q
period 2003-03-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2003-05-12
CIK 1128700

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                  For quarterly period ended March 31, 2003

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

                         STATEMENTS OF ASSETS AND LIABILITIES

                                     (Unaudited)

Assets

                                              December 31,         March 31,
                                                 2002                2003
                                             ___________         ___________

Cash                                        $      51,201      $      34,360
Investments at fair value,
  cost of $16,348,874 at December 31, 2002,
  and March 31, 2003                           12,124,401          9,185,153
                                            _____________      _____________
         Total Assets                       $  12,175,602      $   9,219,513
                                            =============      =============

Liabilities
Liabilities:
  Accounts Payable and Accrued Expenses     $      78 606      $      86,688
  Note Payable (see note 5)                        50,000             50,000
                                            _____________      _____________
        Total liabilities                         128,606            136,688
                                            _____________      _____________

  Net Assets in Liquidation                    12,046,996          9,082,825
                                            _____________      _____________
                                            $  12,175,602      $   9,219,513
                                            =============      =============


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $601               $453
                                                     ====               ====

Number of Units of Beneficial
   Interest Outstanding                            20,054             20,054
                                                   ======             ======


See accompanying notes to financial statements.


                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                              Three Months Ended March 31,
                                               2002                 2003
                                            _________            __________
Income -
   Interest income                        $        -0-          $         98
                                          ____________          ____________

                                                   -0-                    98
                                          ____________          ____________
Expenses -
   Interest expense                              4,318                 1,233
   General and administrative                   30,976                23,787
   Trustee Fees                                 18,000                   -0-
                                          ____________          ____________

     Total Expenses                             53,294                25,020
                                          ____________          ____________

     Net operating loss                        (53,294)              (24,922)
                                          ____________          ____________
Net unrealized appreciation (depreciation)
   on investments                           15,275,868            (2,939,249)

                                          ____________          ____________
 Net increase (decrease) in net assets
        from operations                   $ 15,222,574          $ (2,964,171)
                                          ============          ============


See accompanying notes to financial statements.

                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                  STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                    (Unaudited)

                                                Three Months Ended March 31,
                                                     2002            2003
                                                  ________      ________
Change in net assets resulting from
operations:

    Net operating loss                         $   (53,294)     $   (24,922)

Change in net unrealized appreciation or
    depreciation of portfolio investments        15,275,868      (2,939,249)

Change in net assets resulting from
      contributions to corpus                       179,437              -0-
                                               ____________     ____________

Net increase (decrease) in net assets
for the period                                   15,402,011      (2,964,171)

Net assets in liquidation at beginning
of period                                        23,349,052       12,046,996
                                               ____________     ____________
Net assets in liquidation at end
of period                                      $ 38,751,063     $  9,082,825
                                               ============     ============


See accompanying notes to financial statements.

                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

                          STATEMENTS OF CASH FLOWS


                                (Unaudited)

                                                Three Months Ended March 31,
                                                    2002            2003
                                                 ________         ________
Cash flows from operating activities
  Net increase (decrease) in net assets
      from operations                         $ 15,222,574      $ (2,964,171)
  Adjustments to reconcile net assets
      from operations to net cash used
      in operating activities:
      Net unrealized (appreciation)
         depreciation on investments           (15,275,868)        2,939,249
      Increase (decrease) in accounts
         payable and accrued liabilities            (9,673)            8,081
      Decrease (increase) in assets                 (6,459)              -0-
                                              _____________    _____________
Net cash used in operating activities              (69,426)         (16,841)

Cash flows from financing activities
        Contributions to corpus                      49,903              -0-
                                              _____________    _____________
Net cash provided from financing activities          49,903              -0-
                                              _____________    _____________
Net increase (decrease) in cash and
cash equivalents                                   (19,523)         (16,841)

Cash and cash equivalents at
beginning of period                                  19,641           51,201
                                              _____________    _____________

Cash and cash equivalents at
end of period                                 $         118    $      34,360
                                              =============    =============


Supplemental disclosure of cash flow information:

   Interest paid                              $         -0-    $       1,411
                                              =============    =============


Supplemental disclosure of noncash transactions:

   Note payable and accrued interest
   contributed to corpus                      $     129,533    $         -0-
                                              =============    =============


See accompanying notes to financial statements.





                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                        Notes to Financial Statements

                               March 31, 2003


1.  Organization and Purpose

  Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). Pursuant to the Liquidating Trust Agreement, the Trust was to terminate no later than November 17, 2002. The Partnership, which was a Texas limited partnership formed in 1991, was organized as a diversified, closed-end management investment partnership and operated as a business development company under the Investment Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998, the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

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

  On November 4, 2002, the Trustee amended the Trust to extend the term for one year to November 17, 2003. Beneficiaries were given the option to elect out of the Trust and receive their proportionate interests in the Trust's single remaining portfolio investment, shares of common stock of Tutogen Medical, Inc. ("Tutogen"). 120 beneficiaries elected to withdraw prior to the deadline of December 19, 2002. The Trust distributed 4,230,847 shares of Tutogen common stock to the withdrawing beneficiaries, of which Centerpulse USA Holding Co. (formerly known as Sulzer Medica USA Holding Co.) accounted for 3,952,454 shares withdrawing from the Trust.

  As of December 31, 2002, the Trustee transferred the remaining cash out of the partnership into the Trust. As the Partnership has no remaining assets, it dissolved as of December 31, 2002. All of the Tutogen shares are held in the Trust.

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

4.  Trustee and Management Fees

  In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Effective January 1, 2003, the Trustee has deferred his compensation of $6,000 per month and will be paid only if the value of Tutogen stock has increased by 50% or more above the closing price of $2.65, based on the market price when the Trust is terminated or the price realized by the Trust from a sale of Tutogen common stock, if such sale occurs before the termination of the Trust.

  The Trustee serves as Chairman of the Board of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is the beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 140,000 shares of common stock.

5.  Note Payable

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

  On March 31, 2003, the Trust paid interest accrued on this note to Garvon in the amount of $1,411.

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

  The financial statements include investments valued at $16,348,874 (100% of total assets) and $12,124,461 (100% of total assets) as of December 31, 2002, and March 31, 2003, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of March 31, 2003, follows:

                                                             FAIR
                                            COST             VALUE
          Tutogen Medical, Inc.
          Common Stock                  $ 16,348,874     $ 12,124,461
                                        ____________     ____________

                                        $ 16,348,874     $ 12,124,461
                                        ============     ============




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


1.  Material Changes in Financial Condition

  For the first quarter ended March 31, 2003, total Beneficiaries' interest decreased $2,964,171, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. with a value of $2.50 per share as of March 31, 2003.

  The following portfolio transactions are noted for the quarter ended March 31, 2003 (portfolio companies are herein referred to as the "Company"):

  TUTOGEN MEDICAL, INC.
  As of March 31, 2003, the Trust was the beneficial owner of 3,674,061 shares representing approximately 24.24% of the outstanding shares of Tutogen.

  The Trustee serves as Chairman of the Board of Directors of Tutogen and, during the quarter ended March 31, 2003, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.

  Subsequent to the first quarter of 2003, the Trustee was re-appointed Chairman of the Board of Tutogen during the company's Annual Meeting held in April, 2003, in New York.

2.  Material Changes in Operations

  The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

     For the quarter ended March 31, 2003, the Trust recorded net loss of $2,964,171, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $3.30 as of December 31, 2002, and $2.50 on March 31, 2003. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.




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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation 5-K.

         Exhibit No.             Description
      _______________   _____________________________________________
           99.1         Certification pursuant to Section 906 of
                        the Sarbanes-Oxley Act

(b) We filed no reports on Form 8-K for the three months ended March 31, 2003.


                                 SIGNATURES

  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: April 25, 2003               CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST

                                    (Registrant)



                                    By: _____/s/__________________________
                                        Thomas W. Pauken
                                        Liquidating Trustee







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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



  Dated: April 25, 2003                _________/s/_______________
                                       Thomas W. Pauken
                                       Liquidating Trustee



Exhibit 99.1




                       CERTIFICATION OF PERIODIC REPORT



        I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: April 25, 2003                  ________/s/________________
                                       Thomas W. Pauken
                                       Liquidating Trustee








    A signed original of this written statement required by Section 906 has been provided to Capital Partners II, Ltd. Liquidating Trust and will be retained by Capital Partners II, Ltd. Liquidating Trust and furnished to the Securities and Exchange Commission or its staff upon request.