Form 10-Q
period 2003-06-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2003-08-14
CIK 1128700

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                     For quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]







                      PART I.   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

                     STATEMENTS OF ASSETS AND LIABILITIES

                                 (Unaudited)

                   Assets

                                             December 31,          June 30,
                                                 2002                2003
                                           ______________     ______________

Cash                                        $      51,201      $      49,621
Investments at fair value,
  cost of $16,348,874 at December 31, 2002,
  and $16,325,422 at June 30, 2003             12,124,401         12,459,913
                                           ______________     ______________
         Total Assets                       $  12,175,602      $  12,509,534
                                           ==============     ==============

                  Liabilities

Liabilities:
  Accounts Payable and Accrued Expenses     $      78,606       $    106,748
  Note Payable (see note 5)                        50,000            100,000
                                           ______________     ______________
        Total liabilities                         128,606            206,748
                                           ______________     ______________

  Net Assets in Liquidation                    12,046,996         12,302,786
                                           ______________     ______________
                                            $  12,175,602      $  12,509,534
                                           ==============     ==============


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $601               $615
                                           ==============     ==============
Number of Units of Beneficial
   Interest Outstanding                            20,054             20,001
                                           ==============     ==============


See accompanying notes to financial statements.



                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                     Three months ended       Six months ended
                                        June 30, 2003           June 30, 2003
                                      ________________        _______________
Income -
   Interest income                     $            58         $          156
                                      ________________        _______________

                                                    58                    156
                                      ________________        _______________

Expenses -
   Interest expense                              1,959                  3,192
   General and administrative                   16,899                 40,685
   Trustee Fees                                 36,000                 36,000
                                      ________________        _______________

     Total Expenses                             54,858                 79,877
                                      ________________        _______________

     Net operating loss                       (54,800)               (79,721)

Net unrealized appreciation (depreciation)
   on investments                            3,298,213                358,964

                                      ________________        _______________
     Net increase (decrease)
        in net assets
        from operations                $     3,243,413         $      279,243
                                      ================        ===============



See accompanying notes to financial statements.










                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

                 STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                     (Unaudited)

                                         Three months ended   Six months ended
                                            June 30, 2003       June 30, 2003
                                           ________________   ________________
Change in net assets resulting
from operations:

  Net operating loss                       $       (54,800)   $       (79,722)

Change in net unrealized appreciation or
  depreciation of portfolio investments           3,298,213            358,964

Change in net unrealized loss on
distribution of investment                         (11,214)           (11,214)
                                           ________________   ________________

Net increase in net assets
resulting from operations                         3,232,199            268,028

Change in net assets resulting from
distribution of investments to
withdrawing beneficiaries                          (12,238)           (12,238)
                                           ________________   ________________

Net increase (decrease) in
net assets for the period                         3,219,961            255,790

Net assets in liquidation at
beginning of period                               9,082,825         12,046,996
                                           ________________   ________________
Net assets in liquidation at
end of period                              $     12,302,786   $     12,302,786
                                           ================   ================







See accompanying notes to financial statements.






                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                             STATEMENTS OF CASH FLOWS


                                   (Unaudited)


                                         Three months ended   Six months ended
                                            June 30, 2003       June 30, 2003
                                           ________________   ________________
Cash flows from operating activities
  Net increase (decrease) in net assets
    from operations                         $     3,243,414    $       279,243
  Adjustments to reconcile net assets
    from operations to net cash used
    in operating activities:
      Net unrealized (appreciation)
      depreciation on investments                (3,298,213)         (358,964)
      Increase (decrease) in accounts payable
      and accrued liabilities                        20,060            28,141
      Increase in note payable                       50,000            50,000
                                           ________________   ________________

   Net cash used in operating activities             15,261            (1,580)

                                           ________________   ________________

Net increase (decrease) in cash
and cash equivalents                                 15,261            (1,580)

Cash and cash equivalents at
beginning of period                                  34,360             51,201
                                           ________________   ________________

Cash and cash equivalents at
end of period                               $        49,621    $        49,621
                                           ================   ================



Supplemental disclosure of
cash flow information:
   Interest paid                            $         1,959    $         3,192
                                           ================   ================




See accompanying notes to financial statements.


                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)

                           Notes to Financial Statements

                                  June 30, 2003

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

2.  Significant Accounting Policies

(a)  Valuation of Investments
Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter. Most securities held by the Trust are thinly traded and their value as of a particular date does not necessarily represent the amounts that may be realized from their sale or disposition.

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

4.  Trustee and Management Fees

In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Effective January 1, 2003, the Trustee has deferred his compensation of $6,000 per month and will be paid only if the value of Tutogen stock has increased by 50% or more above the closing price of $2.65, based on the market price of Tutogen or the price realized by the Trust from a sale of Tutogen common stock.

The Trustee serves as Chairman of the Board of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is the beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 140,000 shares of common stock.

5.  Notes Payable

On December 19, 2002, the Trust entered into a Loan Agreement with Garvon, Inc. Profit Sharing Plan ("Garvon"). Garvon is the holder of 9 units of beneficial interest in the Trust. Garvon agreed to loan the Trust up to $100,000 in two instalments of $50,000 with collateral up to 500,000 shares of Tutogen common stock. The loan bears interest at the rate of 10%, payable quarterly and is due on December 19, 2003. On May 9, 2003, Garvon funded the Trust the second instalment in the amount of $50,000. The proceeds of the loan were used to provide working capital for the Trust.

On June 30, 2003, the Trust paid interest accrued on this note to Garvon in the amount of $1,959.

Subsequent to the end of the second quarter of 2003, the Trust repaid the principal and interest accrued on this note in the amount of $100,336.

On July 10, 2003, the Trust entered into a Loan Agreement with the James E. Brandon Family Trust ("Brandon"), which does not own any units of the Trust. Brandon agreed to loan the Trust $150,000 with collateral of 150,000 shares of Tutogen common stock. The loan bears interest rate of 8%, payable monthly and is due on December 31, 2003. The proceeds of this loan were used to provide working capital for the Trust.

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

The financial statements include investments valued at $12,124,401 (100% of total assets) and $12,459,913 (100% of total assets) as of December 31, 2002, and June 30, 2003, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of June 30, 2003, follows:


                                                           FAIR
                                          COST             VALUE
                                      ____________     ____________
Tutogen Medical, Inc.
Common Stock                          $ 16,325,422     $ 12,459,913

                                      ____________     ____________

                                      $ 16,325,422     $ 12,459,913
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


1.  Material Changes in Financial Condition

For the second quarter ended June 30, 2003, total Beneficiaries' interest increased $3,182,885, due primarily to the increase in the valuation of common stock of Tutogen Medical, Inc. with a value of $3.40 per share as of June 30, 2003.

The following portfolio transactions are noted for the quarter ended June 30, 2003 (portfolio companies are herein referred to as the "Company"):

TUTOGEN MEDICAL, INC.
As of June 30, 2003, the Trust was the beneficial owner of 3,664,680 shares representing approximately 24.24% of the outstanding shares of Tutogen.

The Trustee serves as Chairman of the Board of Directors of Tutogen and, during the quarter ended June 30, 2003, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.

During the second quarter of 2003, the Trustee was re-appointed Chairman of the Board of Tutogen during the company's Annual Meeting held in April, 2003, in New York.


2.  Material Changes in Operations

The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended June 30, 2003, the Trust recorded net gain of $3,243,413, which was primarily due to an increase in the closing price of Tutogen's common stock which was $2.50 as of March 31, 2003, and $3.40 on June 30, 2003. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.




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

     Exhibit No.          Description
     __________       ____________________________________

         31           Section 302 Certification
         32           Section 906 Certification

(b)  We filed no reports on Form 8-K for the three months ended June 30, 2003.



                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: July 31, 2003               CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                    (Registrant)


                                  By: __________/s/__________________
                                      Thomas W. Pauken
                                      Liquidating Trustee












Exhibit 31


                           SECTION 302 CERTIFICATION


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Dated: July 31, 2003                  ________/s/________________________
                                      Thomas W. Pauken
                                      Liquidating Trustee



          A signed original of this written statement required by Exchange Act Rules 13a-15(e) and 15d-15(e) has been provided to Capital Partners II, Ltd. Liquidating Trust and will be retained by Capital Partners II, Ltd. Liquidating Trust and furnished to the Securities and Exchange Commission or its staff upon request.




















Exhibit 32





                             SECTION 906 CERTIFICATION



      I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:



   (1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: July 31, 2003                  ________/s/________________
                                       Thomas W. Pauken
                                       Liquidating Trustee








      A signed original of this written statement required by Section 906 has been provided to Capital Partners II, Ltd. Liquidating Trust and will be retained by Capital Partners II, Ltd. Liquidating Trust and furnished to the Securities and Exchange Commission or its staff upon request.