Form 10-Q
period 2003-09-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2003-11-12
CIK 1128700

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                  For quarterly period ended September 30, 2003

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

                   STATEMENTS OF ASSETS AND LIABILITIES

                               (Unaudited)

Assets

                                                December 31,    September 30,
                                                   2002             2003
                                               _____________   _____________
Cash                                               $ 51,201        $ 87,513
Investments at fair value,
  cost of $16,348,874 at December 31, 2002,
  and $16,325,422 at June 30, 2003               12,124,401      18,640,124
                                               ____________    ____________

         Total Assets                          $ 12,175,602    $ 18,727,637
                                               ============    ============

Liabilities
Liabilities:
  Accounts Payable and Accrued Expenses
                                                   $ 78,606       $ 128,435
  Note Payable (see note 5)                          50,000         150,000
                                               ____________    ____________

        Total liabilities                           128,606         278,435
                                               ____________    ____________

  Net Assets in Liquidation                      12,046,996      18,449,201
                                               ____________    ____________

                                               $ 12,175,602    $ 18,727,637
                                               ============    ============

Net Assets in Liquidation per Unit
   of Beneficial Interest                              $601            $925
                                               ============    ============

Number of Units of Beneficial
   Interest Outstanding                              20,054          19,948
                                               ============    ============

See accompanying notes to financial statements.



                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                      Three months ended   Nine months ended
                                        Sept. 30, 2003       Sept. 30, 2003
                                        ______________       ______________
Income -
   Interest income                               $ 110                $ 266
                                          ____________         ____________

                                                   110                  266
                                          ____________         ____________

Expenses -
   Interest expense                              3,031                6,223
   General and administrative                   12,875               53,560
   Trustee Fees                                 18,000               54,000
                                          ____________         ____________

     Total Expenses                             33,906              113,783
                                          ____________         ____________

     Net operating loss                        (33,796)            (113,517)

Net unrealized appreciation
   on investments                            6,213,375            6,572,338

                                          ____________         ____________
     Net increase in net assets
        from operations                    $ 6,719,579          $ 6,458,821
                                          ============         ============



See accompanying notes to financial statements.




                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)

                   STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                      (Unaudited)

                                      Three months ended    Nine months ended
                                        Sept. 30, 2003        Sept. 30, 2003
                                          __________            __________
Change in net assets resulting
from operations:

  Net operating loss                         $ (33,796)           $ (113,517)

Change in net unrealized
appreciation or depreciation
of portfolio investments                     6,213,375             6,572,338

Change in net unrealized loss
on distribution of investment                  (20,439)              (31,653)
                                          ____________          ____________

Net increase in net assets resulting
from operations                              6,159,140             6,427,168

Change in net assets resulting from
distribution of investments to
withdrawing beneficiaries                      (12,725)              (24,963)
                                          ____________          ____________

Net increase (decrease) in net
assets for the period                        6,146,415             6,402,205

Net assets in liquidation at
beginning of period                         12,302,786            12,046,996
                                          ____________          ____________

Net assets in liquidation at
end of period                             $ 18,449,201          $ 18,449,201
                                          ============          ============


See accompanying notes to financial statements.




                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                          STATEMENTS OF CASH FLOWS


                               (Unaudited)

                                         Three months ended  Nine months ended
                                           Sept. 30, 2003      Sept. 30, 2003
                                               ________            ________
Cash flows from operating activities

Net increase (decrease)
in net assets from operations                  $ 6,179,579       $ 6,458,821

Adjustments to reconcile net assets
from operations to net cash used in
operating activities:
  Net unrealized (appreciation)
  depreciation on investments                   (6,213,375)       (6,572,338)
    Increase (decrease) in accounts payable
    and accrued liabilities                         21,687            49,828
      Increase in note payable                      50,000           100,000
                                               ___________       ___________

  Net cash used in operating activities             37,892            36,312
                                               ___________       ___________
Net increase (decrease) in cash and
cash equivalents                                    37,892            36,312

Cash and cash equivalents at
beginning of period                                 49,621            51,201
                                               ___________       ___________

Cash and cash equivalents at
end of period                                     $ 87,513          $ 87,513
                                               ===========       ===========


Supplemental disclosure of
cash flow information:
      Interest paid                                $ 3,301           $ 6,223
                                               ===========       ===========



See accompanying notes to financial statements.





                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                          Notes to Financial Statements

                              September 30, 2003

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

4.  Trustee and Management Fees
In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Effective January 1, 2003, the Trustee has deferred his compensation of $6,000 per month and will be paid only if the value of Tutogen stock has increased by 50% or more above the closing price of $2.65, based on the market price of Tutogen when the Trust is terminated or the price realized by the Trust from a sale of Tutogen common stock prior to the termination of the Trust. Because of the price of Tutogen common stock has increased by more than 50% above $2.65 price, the Trust's financial statements now include an accrued amount which will be payable to the Trustee, assuming that the price realized from the sale of Tutogen or the prevailing price at the time of termination of the Trust remains above the required level.

The Trustee serves as Chairman of the Board of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is the beneficial owner of 178,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 140,000 shares of common stock.

5.  Notes Payable
On December 19, 2002, the Trust entered into a Loan Agreement with Garvon, Inc. Profit Sharing Plan ("Garvon"). Garvon is the holder of 9 units of beneficial interest in the Trust. Garvon agreed to lend the Trust up to $100,000 in two instalments of $50,000 with collateral up to 500,000 shares of Tutogen common stock. The loan bears interest at the rate of 10%, payable quarterly and is due on December 19, 2003. On May 9, 2003, Garvon funded the Trust the second instalment in the amount of $50,000. The proceeds of the loan were used to provide working capital for the Trust.

On June 30, 2003, the Trust paid interest accrued on this note to Garvon in the amount of $1,959.

Subsequent to the end of the second quarter of 2003, the Trust repaid the principal and interest accrued on this note in the amount of $100,336.

On July 10, 2003, the Trust entered into a Loan Agreement with the James E. Brandon Family Trust ("Brandon"), which does not own any units of the Trust. Brandon agreed to lend the Trust $150,000 with collateral of 150,000 shares of Tutogen common stock. The loan bears interest rate of 8%, payable monthly and is due on December 31, 2003. The proceeds of this loan were used to repay the loan from Garvon and provide working capital for the Trust.

For the third quarter 2003, the Trust paid interest accrued on this note to Brandon in the amount of $2,696.

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

The financial statements include investments valued at $12,124,401 (100% of total assets) and $18,640,124 (100% of total assets) as of December 31, 2002, and September 30, 2003, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of September 30, 2003, follows:

                                                             FAIR
                                             COST           VALUE
                                            ______         ________
Tutogen Medical, Inc.
Common Stock                            $ 16,325,422     $ 18,640,124
                                        ____________     ____________

                                        $ 16,325,422     $ 18,640,124
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


1.  Material Changes in Financial Condition

For the third quarter ended September 30, 2003, total Beneficiaries' interest increased $6,146,415, due primarily to the increase in the valuation of common stock of Tutogen Medical, Inc. with a value of $5.10 per share as of September 30, 2003.

The following portfolio transactions are noted for the quarter ended September 30, 2003 (portfolio companies are herein referred to as the "Company"):

TUTOGEN MEDICAL, INC.
As of September 30, 2003, the Trust was the beneficial owner of 3,654,926 shares representing approximately 24.24% of the outstanding shares of Tutogen.

The Trustee serves as Chairman of the Board of Directors of Tutogen and, during the quarter ended September 30, 2003, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.

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

For the quarter ended September 30, 2003, the Trust recorded net gain of $6,179,579, which was primarily due to an increase in the closing price of Tutogen's common stock which was $3.40 as of June 30, 2003, and $5.10 on September 30, 2003. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.

As described in Note 4 to the Trust's Financial Statements, the increased market price of Tutogen common stock has resulted in an accrual of the potential costs of contingent compensation payable to the Trustee.


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

    Exhibit No.                                Description
    __________                         _______________________________

      31                               Section 302 Certification
      32                               Section 906 Certification

(b) We filed no reports on Form 8-K for the three months ended September 30, 2003.

                                    SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 7, 2003            CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                  (Registrant)


                                   By: ____/s/____________________________
                                       Thomas W. Pauken
                                       Liquidating Trustee





Exhibit 31

                                 SECTION 302 CERTIFICATION


I, Thomas W. Pauken, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Partners II, Ltd. Liquidating Trust;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Dated: November 7, 2003                ____/s/___________________________
                                       Thomas W. Pauken
                                       Liquidating Trustee



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


Exhibit 32





                              SECTION 906 CERTIFICATION



I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350, that:


  (1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: November 7, 2003                ____/s/__________________
                                       Thomas W. Pauken
                                       Liquidating Trustee








         A signed original of this written statement required by Section 906 has been provided to Capital Partners II, Ltd. Liquidating Trust and will be retained by Capital Partners II, Ltd. Liquidating Trust and furnished to the Securities and Exchange Commission or its staff upon request.