Form 10-K
period 2003-12-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2004-04-14
CIK 1128700

________________________________________________________

                        Securities and Exchange Commission
                              Washington, DC 20549
          ________________________________________________________

                                 FORM  10-K

MARK ONE:
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2003; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           Commission File No.  038593

                    CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                (Successor to Renaissance Capital Partners II, Ltd.)
               (Exact name of registrant as specified in its charter)

         TEXAS                                               75-6590369
________________________________________                     __________
(State of incorporation or organization)                  (I.R.S. Employer
                                                          Identification No.)


      5646 Milton Street, Suite 900
          Dallas, Texas                                     75206
_______________________________________                  ___________
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:            (214) 378-9340

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                 on which registered
__________________                                  ___________________
       None                                               None

         Securities Registered Pursuant to Section 12(g) of the Act:

                               Trust Interests
                               _______________
                              (Title of class)

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

State the aggregate market value of the voting stock held by non affiliates of the registrant:

As of December 31, 2003, there were 19,947 Trust Interests outstanding. There is no market for the Interests. Based on values as reflected in the Registrant's Financial Statements, the aggregate value of the Liquidating Trust Interests held by non-affiliates as of December 31, 2003, was $16,234,050. Aggregate value of the Liquidating Trust Interests held by affiliates as of December 31, 2003, was $21,187.

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

Thomas W. Pauken acted both as the Liquidation Trustee of the Partnership and as the Liquidating Trustee of the Trust.

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

On November 4, 2002, the Trustee Amended the Trust to extend the term for one year to November 17, 2003. Beneficiaries were given the option to elect out of the Trust and receive their proportionate interests in the Trust's single remaining portfolio investment, shares of common stock of Tutogen Medical, Inc. ("Tutogen"). 120 beneficiaries elected to withdraw prior to the deadline of December 19, 2002. The Trust distributed 4,230,847 shares of Tutogen common stock to the withdrawing beneficiaries. 1,716 beneficiaries remained in the Trust as of December 31, 2003.

As of December 31, 2002, the Trustee transferred the remaining cash out of the Partnership into the Trust. As the Partnership had no remaining assets, it dissolved as of December 31, 2002.

The Trust was extended for an additional year. In early November of 2003, Tutogen entered into a non-binding letter agreement with a third-party private equity firm to sell the stock at $6 per share. Pending the outcome of this transaction the Trust was extended. However, negotiations between Tutogen and the private equity firm ceased on December 28, 2003.

In early January, 2004, beneficiaries were given the option to elect out of the Trust and receive their proportionate interests in the Trust's single remaining portfolio investment, shares of common stock of Tutogen. 336 beneficiaries elected to withdraw prior to the deadline of February 26, 2004. The Trust distributed 649,787 shares of Tutogen common stock to the withdrawing beneficiaries. 1,380 beneficiaries remained in the Trust, which continued to hold 2,975,139 shares of Tutogen.

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

Tutogen Medical, Inc. (formerly known as Biodynamics International, Inc.) Tutogen processes bio implants for neurosurgical, orthopedic, urological, reconstructive and general surgical indications, utilizing its patented Tutoplast process of tissue preservation and viral inactivation. Tutogen's products are distributed worldwide through operating subsidiaries in the U.S. and Germany and through strategic alliances with such companies as Zimmer Spine-Tech, Zimmer Dental, Mentor and I.O.P., Inc. Tutogen stock trades on the AMEX stock market under the symbol TTG. On March 29, 1993, the Partnership invested $2,500,000 in a 11% convertible debenture issued by Tutogen. Subsequently, the Partnership made follow-on investments in Tutogen.

Prior to the formation of the Trust, the following transactions involving Tutogen occurred in 2000:

1. In the first quarter of 2000, the Partnership received a principal payment in the amount of $9,950 on the $500,000 Debenture. The first quarter of Tutogen's fiscal year 2000 reported earnings of $0.05 per share.
2. The Trustee was appointed Chairman of the Board of Tutogen Medical, Inc. in late April, 2000. On August 17, 2000, the common stock was listed for trading on the American Stock Exchange with the symbol TTG.
3. On June 23, 2000, in a private transaction, the Partnership sold common stock purchase warrants to purchase 250,000 shares at an exercise price of $1.25 per share to Sulzer Medica USA Holding Co. The Partnership received proceeds in the amount of $937,500 from the transfer of those warrants.
4. On June 28, 2000 the Partnership exercised its right to convert the outstanding principal on the $500,000 Debenture, resulting in the issuance
   to the Partnership of 363,000 shares of common stock of Tutogen.   On the
   same date the Partnership also exercised common stock purchase warrants to purchase 1,103,957 shares, at an exercise price of $1.25 per share.

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

Following the distribution of common stock to the withdrawing beneficiaries in December 2002 as discussed above, the Trust was the beneficial owner of 3,674,061 shares, representing approximately 24.4% of the outstanding shares of Tutogen.

During the first half of 2003, some beneficiaries who missed the opportunity to withdraw in 2002, were allowed to withdraw from the Trust and receive Tutogen stock. The Trust distributed 19,135 shares to withdrawing beneficiaries.

In November 13, 2003, the Trust sold 30,000 shares of Tutogen on the open market at $5.515 per share, netting $162,438.25.

As of December 31, 2003, the closing price of the Tutogen stock was $4.51 per share.

GDI Global Data, Inc.
GDI Global Data, Inc. ("GDI") provides end-to-end remote communications solutions for commercial and industrial markets. In the second quarter of 2000, the Partnership received 166,666 shares of common stock of GDI in exchange for its 8,333.33 shares of StarComm Products, Inc. ("StarComm") as a result of a merger between GDI and StarComm. During the second quarter of 2000, the Partnership received proceeds in the amount of $10,925 from the sale of 11,500 shares of common stock of GDI, a stock traded on the Toronto Stock Exchange.

At the close of business on November 17, 2000, the Partnership transferred all of its interest in GDI consisting of 155,166 shares of common stock, to the Trust. As of December 31, 2003, the closing price of the GDI stock was $0.019 per share. The Trust has permanently written down to zero the value of the investment due to the investment's equity risk.

Personnel
The Trust has two direct employees, the Trustee and an assistant to the Trustee, who is employed to assist the Trustee in performing the duties and functions required by the Trust. Outside personnel are retained by the Trustee on an as needed basis. At the present time, a substantial portion of the Trustee's staff time is devoted to activities of the Trust.

For 2003, the Trustee agreed to defer his compensation.

Financial Information about Foreign and Domestic Operations
A substantial amount of business of Tutogen arises out of the operations of its German subsidiary. Since there are no additional investments planned by the Trust, there will be no additional investments in foreign operations.

Item 2.  Properties

The Trust's business activities are conducted from the leased offices of the Trustee in an office building in Dallas, Texas. Certain office expenses relating to the Trust's activities are charged to the Trust by the Trustee pursuant to the Liquidation Trustee Agreement.

Item 3.  Legal Proceedings

There are no legal proceedings pending with regard to the Trust as of December 31, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Beneficiaries in 2003.



                                     PART   II

Item 5.  Market for the Registrant's Securities

There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Liquidating Trustee.

Upon formation of the Trust and transfer of the Partnership assets to the Trust, holders of the 43,254 Interests of the Partnership outstanding on November 17, 2000, were deemed to become the holders of the number of Interests in the Trust equal to the number of Partnership units which they held.

In early January, 2004, beneficiaries were given the option to elect out of the Trust and receive their proportionate interests in the Trust's single remaining portfolio investment, shares of common stock of Tutogen. 336 beneficiaries elected to withdraw prior to the deadline of February 26, 2004. The Trust distributed 649,787 shares of Tutogen common stock to the withdrawing beneficiaries. 1,380 beneficiaries remained in the Trust.

Number of Holders
As of December 31, 2003, there were 1,716 beneficial holders of Trust
Interests.

Item 6.  Selected Financial Data

The following selected financial data for the five year period ended December 31, 2003, should be read in conjunction with the Trust's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K for the five years ended December 31, 2003.

                                   Liquidating Trust

                   Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                    Dec. 31,    Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,
                      2003         2002         2001         2000       1999

                        $          $             $           $          $

Net Operating Loss   (178,212)  (243,389)    (210,662)     (1,873)     -0-

Net Realized Gain
on Sale of
Investments            29,572       -0-          -0-           -0-     -0-

Net Realized Loss
on Distribution of
Investments           (28,544) (8,673,236)       -0-           -0-     -0-
Net Unrealized
Appreciation
(Depreciation) on
Investments          4,442,041   6,801,823  (8,509,569)   (3,466,727)  -0-

Net Income (Loss)    4,264,857  (2,114,802) (8,720,231)   (3,468,600)  -0-

Income (Loss)
Per Trust Interest         218      (51.18)       (201)          (80)  -0-

Total Assets        16,430,141   12,175,602  24,169,488    32,659,416  -0-

Distributions to
Beneficiaries           56,618   10,154,033         -0-           -0-  -0-


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Substantially all of the value of the Trust's assets are represented by the common stock in Tutogen held by the Trust. As a result, the market value of Tutogen's common stock, and fluctuations in that value, have a significant impact on estimates of the fair value of the Trust's assets. In that regard, beneficiaries of the Trust and other readers of this Report on Form 10-K and other documents relating to the fair value of the Trust's assets should recognize that Tutogen has limited capitalization and trading volume, and the market prices for its common stock at any given time do not necessarily reflect the price or prices at which a substantial block of Tutogen common stock could be bought or sold. Accordingly, beneficiaries and other readers of this Report should recognize that estimated values stated in this Report or in subsequent documents are necessarily imprecise, and that the apparent value of Interests in the Trust is subject to potentially abrupt and unpredictable changes, including overall market conditions and changes in the market for Tutogen's stock. Because of the inherent uncertainty of such valuations, the estimated fair value as determined by the Trustee is likely to vary significantly from the value that could actually be realized in one or more transactions.

2003 Compared to 2002
During 2003, the Trust made no additional portfolio investments. As a result of prior investments, the Trust achieved a net increase in net assets from operations of $4,264,857 during the year ended December 31, 2003, consisting of the following: (i) interest income of $485; (ii) realized gain of $29,572; unrealized appreciation of $4,442,041; (iv) interest expense of $8,754; (v) accrued Trustee fees of $72,000; and (vi) general and administrative expenses of $97,943.

Total expenses incurred by the Trust were $178,697 in 2003, compared to $243,404 for 2002. Expenses have decreased as a result of the Trust focusing on winding down.

The Trust incurred obligations to the Trustee of $72,000 for 2003, however the Trust deferred his compensation for 2003.

2002 Compared to 2001
During 2002, the Trust made no additional portfolio investments. As a result of prior investments, the Trust incurred a net decrease in net assets from operations of $2,114,802 during the year ended December 31, 2002, consisting of the following: (i) interest expense of $18,963; (ii) net realized losses of $8,673,236 offset by net unrealized appreciation of $6,801,823; (iii) Trustee fees of $72,000; and (iv) general and administrative expenses of $152,441.

Total expenses incurred by the Trust were $243,404 in 2002, compared to $210,662 for 2001.

The Trust incurred obligations to the Trustee of $72,000 for 2002.


Item 7(a).  Quantitative and Qualitative Disclosure About Market Risk

The Trust is subject to financial market risks such as changes in marketable equity security prices. The Trust does not use derivative financial instruments to mitigate any of these risks. The return on the Trust's investments is generally not affected by foreign currency fluctuations.

The Trust's investment portfolio consists of common stock in Tutogen. This investment is directly exposed to equity price risk, in that a percentage change in the prices of this security would result in a similar percentage change in the fair value of the Trust's investment in this security.


Item 8.  Financial Statements and Supplementary Data

For the Index to Financial Statements; see "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Form 8-K filed on March 29, 2004, on March 19, 2004, the Trust ended its relationship with Smith, Gray Boyer & Daniell as its certifying accountants since that firm had not registered with the Public Oversight Accounting Board, a new SEC requirement for firms providing auditing services. The Registrant's Trustee had approved this action.

Item 9(a). Controls and Procedures.

As of the end of the period covered by this report, the Trust carried out an evaluation, under the supervision and with the participation the Trustee, of the effectiveness of the Trust's disclosure controls and procedures (as defined in 13a-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting him to material information relating to the Trust required to be included in this report. There were no changes in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Trust's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Trust's internal control over financial reporting.

                                    PART  III


Item 10.  Directors and Executive Officers of the Registrant

The Trust has no directors or executive officers but is managed by the Trustee.

(1)   Information Regarding Liquidating Trustee
Thomas W. Pauken, age 60, has experience both as a corporate executive officer and as the head of an independent federal agency. Professionally qualified as an attorney, he currently is the President of TWP, Inc. From 1985 to 1991, Mr. Pauken was Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. Mr. Pauken served on President Reagan's transition team and on the White House legal counsel's staff.
Later, he was appointed by President Reagan as Director of ACTION, an independent federal agency that encourages volunteerism, where he served from 1981 to 1985. He also served as a White House staff assistant and as Associate Director of the White House Fellowship program from 1970 to 1971. Mr. Pauken served from 1986 to 1991 as Director of 50-off Stores, Inc. He became a member of the Board of Tutogen Medical, Inc. in January, 1999, and currently serves as Chairman of the Board of Directors. He also is a member of the Board of TOR Minerals International, Inc. He holds a BA in political science from Georgetown University and a JD degree from Southern Methodist University School of Law.

(2)  Information Regarding Supervising Trustees
Pursuant to the Liquidating Trust Agreement, the Board of Trustees consists of the Liquidating Trustee and one Supervising Trustee, Robert Farone.
Robert Farone, age 60, has experience as a corporate executive officer. He currently is the Vice President/General Manager of Samsonsite Stores. He was President of Bag'n Baggage, Ltd., an 80-store retailer of luggage and leather goods operating in eight states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's, from June 1985 until 2001. Mr. Farone also served as a director of Caribbean Marine, Inc. from June 1985 until 2001, and has been on the board of directors of Tutogen since April 1999. He is also a beneficiary of the Trust.


Item 11.  Executive Compensation

Pursuant to the Liquidating Trust Agreement, the Trustee was compensated on the same terms as the compensation received by the Trustee pursuant to the Liquidation Trustee's Agreement that governed the liquidation of the Partnership. As of October 1, 1998, the Trustee was entitled to be compensated at an amount of $6,000 per month for a total of $18,000 for his services through December 31, 1998 and $72,000 annually for his services in 1999, 2000, 2001 and 2002. Beginning in 2003, in connection with the one-year extension of the term of the Trust, the Trustee agreed to defer his compensation and will be paid only if the value of Tutogen stock increased by 50% or more above the closing price of $2.65 at the end of that extension or from the sale of Tutogen common stock during that one-year extension. In that case, the Trustee will receive his regular compensation of $6,000 per month for the deferral period. The Trustee also is entitled to full reimbursement of all reasonable expenses relative to his service on behalf of the Trust; and he may be entitled to additional compensation for his services subject to the improvement in the value of the assets of the Trust during his tenure as Liquidating Trustee from October 1, 1998, to the end of the Trust in 2001. Mr. Pauken is Chairman of the Board of Tutogen and, in that capacity, he is compensated by Tutogen along with other directors through the payment of director's fees and the grant of stock options.

When the Trustee most recently extended the term of the Trust to expire in November 2004, he also announced that it is no longer feasible for him to continue deferring monthly fees for serving as Trustee, and his compensation in the period from the new extension beginning in November 2003 until the Trust is terminated in 2004 has been restored to $6,000 per month.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2003, Thomas W. Pauken, Trustee, did not directly own any Interests in the Trust. Henderson-Willis, Ltd. has ownership of 12.125 units of beneficial Interest in the Trust. Mr. Pauken is a limited partner of Henderson-Willis, Ltd. The following table sets forth information concerning the number of Interests of the Trust beneficially owned as of December 31, 2003 by (i) the persons who, to the knowledge of the Trustee, beneficially owned more than 5% of the outstanding Interests and (ii) the Supervising
Trustee:

Name and Address of        Trust Interests             Percent of Total Trust
Beneficial Owner         Beneficially Owned             Interests Outstanding
_____________________________________________________________________________

HEB Investment and                 1,081.5745                 5.4%
Retirement Plan Trust
P.O. Box 839999
San Antonio, Texas 78283

Thomas W. Pauken                     12.125                     *
Liquidation Trustee
5646 Milton St., Ste. 900
Dallas, Texas 75206

Robert C. Farone                       14                       *
11067 Petal St.
Dallas, TX 75238

_______
*All directors and executive        26.125                      *
officers as a group (2 persons).

_______
* Less than 1%.     To the Trustee's knowledge, no other person beneficially
owned 5% or more of the outstanding Interests.


Item 13.  Certain Relationships and Related Transactions

On December 19, 2002, the Trust entered into a Loan Agreement with Garvon, Inc. Profit Sharing Plan ("Garvon"). Garvon is the holder of 9 Trust Interests. Garvon agreed to lend the Trust $100,000 payable to the Trust in two installments of $50,000. The interest rate was 10%, with accrued interest payable on a quarterly basis. The loan was due on December 19, 2003. The first installment to the Trust was funded on December 19, 2002. The Loan was secured by 250,000 shares of common stock of Tutogen. The proceeds of the loan were used to provide additional working capital for the Trust.
On December 31, 2002, the principal and interest owed was $50,178. On May 9, 2003, the second installment was funded in the amount of $50,000. On July
14, 2003, the Trust repaid Garvon principal of $100,000 and accrued interest of $3,705.

On July 10, 2003, the Trust entered into a Loan Agreement with the James E. Brandon Family Trust ("Brandon"). Brandon does not own any Trust Interests. Brandon agreed to lend the Trust $150,000 with an interest rate of 8%, with accrued interest payable on a monthly basis. The loan was due on December 31, 2003, and was secured by 150,000 shares of common stock of Tutogen. The proceeds of the loan were used to provide additional working capital for the Trust. On December 19, 2003, the note was repaid in full. Interest paid on this note totaled $5,227.

Item 14.  Principal Accountant Fees and Services.

Fees paid to Whitley Penn.

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed by Whitley Penn for the year ended December 31, 2003.
                                                         2003
                                                      -----------

            Audit Services (1)                         $  21,500
            Audit-related services                          -0-
            Tax and all other services                      -0-
                                                       _________
                    Total Fees                         $  21,500
                                                       =========

_________
Whitley Penn did not render professional services relating to the financial information systems design and implementation for the years ended December 31, 2003.

(1) Audit services consist of the annual audits of our financial statements included in Form 10-K, quarterly reviews of our financial statements included in Form 10-Q, as well as services related to filings made with the Securities and Exchange Commission and accounting advisory services related to financial accounting matters.


                                      PART IV

Item 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

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

  3.3	     Declaration of Amendment to Capital Partners II, Ltd. Liquidating
          Trust Agreement (incorporated by reference to Exhibit 99.4 to the Schedule 13D/A (Amendment No. 3) filed by the Trust on November 15,
          2002).

  3.4	     Declaration of Amendment to Capital Partners II, Ltd. Liquidating
          Trust Agreement effective as of November 4, 2003.

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

  10.3 Loan Agreement dated December 20, 2000, among Centerpulse USA Holding Co., formerly Sulzer Medica USA Holding Co. and Capital Partners II, Ltd. Liquidating Trust with respect to Tutogen Medical, Inc. (incorporated by reference to Exhibit 99.3 to the Schedule 13D/A (Amendment No. 2) filed by Centerpulse USA Holding Co. on January 5,
        2001).

  10.4 Pledge Agreement dated December 20, 2000, among Centerpulse USA Holding Co., formerly Sulzer Medica USA Holding Co. and Capital Partners II, Ltd. Liquidating Trust with respect to Tutogen Medical, Inc. (incorporated by reference to Exhibit 99.4 to theSchedule 13D/A (Amendment No. 2) filed by Centerpulse USA Holding Co. on January 5,
        2001).

  10.5 Loan Agreement dated December 19, 2002, among Garvon, Inc. Profit Sharing Plan and Capital Partners II, Ltd. Liquidating Trust. (incorporated by reference to Exhibit 10.5 to Trust's Form 10-K for period ending December 31, 2002).

  10.6 Loan Agreement dated July 10, 2003, among the James E. Brandon Family Trust and Capital Partners II, Ltd. Liquidating Trust.

  31.1  Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).

  32.1  Certification of CEO and CFO pursuant to Section 1350.



                                    Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: April 13, 2004

                                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
	                                             (Registrant)
                                     By: ___/s/_____________________
                                     Thomas W. Pauken
                                     Liquidating Trustee





                                                                 EXHIBIT 3.4

                            DECLARATION OF AMENDMENT
                                      TO
                            CAPITAL PARTNERS II, LTD.
                           LIQUIDATING TRUST AGREEMENT

   THIS DECLARATION OF AMENDMENT TO CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST AGREEMENT ("Amendment") is entered into as of this 25th day of March, 2004, by THOMAS W. PAUKEN, as Liquidating Trustee of the Capital Partners II, Ltd. Liquidating Trust, but is effective as of the 4th day of November, 2003.

                                  RECITALS:

A. Capital Partners II, Ltd. Liquidating Trust ("Liquidating Trust") was created on or about November 17, 2000, in accordance with the Capital Partners II, Ltd. Liquidating Trust Agreement ("Trust Agreement") entered into as of that date by and among Thomas W. Pauken, as Liquidating Trustee of Renaissance Capital Partners II, Ltd., a Texas limited partnership, Thomas W. Pauken, as Liquidating Trustee of the Liquidating Trust ("Liquidating Trustee"), and Ken Reimer and Robert Farone as Supervising Trustees.

B. Paragraph 4.1 of the Trust Agreement, as previously amended, states that the Liquidating Trust shall remain in existence and continue in full force and effect until certain events have occurred and sets a three-year term for the Liquidating Trust by stating that "[i]f the foregoing events have not occurred by two years after formation of the Liquidation Trust, then three years after the formation of the Liquidation Trust shall be fixed as the termination date of the Liquidating Trust."

C. Paragraph 13.1 of the Trust Agreement states that the Liquidating Trustee "may make and execute such declarations amending this Agreement for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Agreement or amendments hereto; provided, however, that no such amendment shall permit the Liquidating Trustee to engage in any activity prohibited by paragraph 7.1 hereof or to affect the Beneficiaries' rights to receive their share of any distributions under this Agreement."

D. The events set forth in Paragraph 2.1 of the Trust Agreement have not been completed and, as a result, the Liquidating Trustee desires to extend the term of the Liquidating Trust for an additional year in order to provide additional time to realize value for the Beneficiaries from the principal asset of the Liquidating Trust, to delay the deadline for distributions pursuant to Paragraph 6.1 of the Trust Agreement, and to provide for compensation of the Liquidating Trustee for continuing to work toward completion of the events listed in Paragraph 2.1 of the Trust Agreement.

E. All capitalized terms used but not defined in this Amendment shall have the meanings set forth in the Trust Agreement.

        NOW, THEREFORE, in accordance with Paragraph 13.1 of the Trust Agreement, the Liquidating Trustee makes the following declarations of amendment to the Trust Agreement:

   1. The last sentence of Paragraph 4.1 of the Trust Agreement shall be, and hereby is, amended to read in its entirety as follows:

"If the foregoing events have not occurred by three years after formation of the Liquidating Trust, then four years after the formation of the Liquidating Trust shall be fixed as the termination date of the Liquidating Trust."

   2. Paragraph 10.2 of the Trust Agreement shall be, and hereby is, amended to read in its entirety as follows:

"Compensation of Liquidating Trustee Following Four-Year Duration of Trust. The compensation of the Liquidating Trustee shall cease as of December 31, 2004, except that Liquidating Trustee may accept a fee based upon the contingent outcome of any pending litigation at that time."

      In accordance with Paragraph 13.2 of the Trust Agreement, upon execution of this Amendment by the undersigned Liquidating Trustee, the Trust Agreement shall be deemed to be modified and amended in accordance therewith and the respective rights, limitations of rights, obligations, duties and immunities of the Liquidating Trustee and the Beneficiaries under the Trust Agreement shall thereafter be determined, exercised and enforced hereunder subject in all respects to the modification and amendment set forth in this Amendment.

      This Amendment shall be governed and construed in accordance with the laws of the State of Texas, without giving effect to the principles of conflicts of law.

      IN WITNESS WHEREOF, the Liquidating Trustee has caused this Amendment to be signed and acknowledged as of the day set forth in the opening paragraph hereof.


                                      LIQUIDATING TRUSTEE


                                           /s/ Thomas W. Pauken
                                       ____________________________
                                       Thomas W. Pauken, Liquidating Trustee



                                      ACKNOWLEDGMENT


STATE OF TEXAS

COUNTY OF DALLAS

           Subscribed to and sworn before me on this 25th day of March, 2004 by Thomas W. Pauken, as Liquidating Trustee of the CAPITAL PARTNERS II, LTD., LIQUIDATING TRUST.


                                      By:         /s/ Mary E. Williams
                                      Name: Mary E. Williams
                                      Title: Notary Public, State of Texas




                                                                EXHIBIT 10.6


                        PROMISSORY NOTE WITH COLLATERAL AGREEMENT

$150,000                                                      July 10, 2003

     FOR VALUE RECEIVED, the undersigned, THOMAS W. PAUKEN, Trustee for the CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST, hereby promises and agrees to pay to the order of the JAMES E. BRANDON FAMILY TRUST, at __________________________________, _____________ County, Texas, or such other place as the holder hereof may at any time or from time to time designate in writing, the principal sum of ONE HUNDRED FIFTY THOUSAND and NO/100 DOLLARS ($150,000) with interest on the unpaid balance of said principal sum from the date hereof to maturity at the rate of Eight percent (8%) per annum.

     This note is payable as follows: Interest shall be due and payable monthly as it accrues, with the first installment due and payable on August 1, 2003, and an additional installment of interest due and payable on the 1st day of September, October, November, and December 2003. The entire amount hereof, principal and interest then remaining unpaid, shall be then due and payable on December 31, 2003. Any past due amounts shall bear interest at the rate of Fifteen percent (15%) per annum. Notwithstanding the foregoing term and installments of interest, the Holder has the option to declare the Note due and payable in full at any time after December 31, 2003, by giving the Maker thirty (30) days prior written notice.

     The undersigned reserves the right to prepay part or all of the principal of this Note prior to maturity, with interest to date of prepayment, without penalty. Any and all amounts prepaid shall be applied first to unpaid accrued interest to the date of such prepayment and then to the reduction of principal of this Note in the inverse order of maturity.

     For the purposes of securing the Holder in payment of this Note, when due, the undersigned hereby pledges, transfers, and delivers to said Holder the following property:

ONE HUNDRED FIFTY (150,000) shares of common stock of Tutogen Medical, Inc. in the name of Capital Partners II, Ltd. Liquidating Trust, Thomas W. Pauken, Trustee.

     The undersigned further agrees with said Holder as follows:

  (1) That this pledge shall be in no way affected by any indulgence, extension, change in the form, evidence, maturity, rate or interest or otherwise of any of the debts or obligations secured under this instrument, not by want of presentment, notice, protest, suit or indulgence upon any of such obligations secured under by this instrument.

  (2) That, upon failure of the undersigned to keep and perform any agreement herein contained or in case of the involvency of the undersigned, said Holder may, at Holder's option, at once mature all debts and liabilities hereby secured.

  (3) That, upon failure to keep and perform any agreement herein contained, said Holder is authorized and empowered, without either demand, advertisement, or notice of any kind, to sell at public or private sale, the whole or any part of the securities held by said Holder in pledger hereunder, and transfer and deliver same to the purchaser or purchasers thereof, an receive the proceeds of sale. Said Holder to have the same right to purchase at said sale as a stranger. Sale of part of securities held in pledge hereunder shall not exhaust the power of sale, but sales may be made from time to time until all securities are sold, or debts and liabilities hereby secured paid in full. Said Holder shall receive the proceeds of such sale or sales, which shall be paid and credited on said debts and liabilities then secured hereby, said Holder to have option of application thereof. Any surplus after payment in full of said debts and liabilities shall be paid to the undersigned.

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

        EXECUTED this ____ day of July, 2003.


                                                 ___/s/_________________
                                                 Thomas W. Pauken, Trustee
                                                 Capital Partners II, Ltd.
                                                 Liquidating Trust






                                                                EXHIBIT 31.1

                        Rule 13a-14(a)/15d-14(a) Certifications


I, Thomas W. Pauken, certify that:

1. I have reviewed this annual report on Form 10-K of Capital Partners II, Ltd. Liquidating Trust;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:
    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me, particularly during the period in which this report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



   Dated: April 13, 2004            ________________________
                                    Thomas W. Pauken
                                    Liquidating Trustee



                                                               EXHIBIT 32.1





                             Section 1350 Certifications



In connection with the accompanying report on Form 10-K for the period ending December 31, 2003, and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), hereby certify that, to the best of my knowledge:


    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: April 13, 2004                  ______/s/____________
                                       Thomas W. Pauken
                                       Liquidating Trustee






                                    INDEX


               CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST



Independent Auditors' Report                              F-1.1 through F-1.2

Statements of Assets and Liabilities
 December 31, 2003 and 2002                                       F-1.3

Statements of Investments
 December 31, 2003 and 2002                               F-1.4 through F-1.5

Statements of Operations
 For the Years Ended December 31, 2003, 2002 and 2001             F-1.6

Statements of Changes in Net Assets
 For the Years Ended December 31, 2003, 2002 and 2001             F-1.7

Statements of Cash Flows
 For the Years Ended December 31, 2003, 2002 and 2001             F-1.8

Notes to Financial Statements
 December 31, 2003, 2002 and 2001                        F-1.9 through F-1.12



                          REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees of
Capital Partners II, Ltd. Liquidating Trust

We have audited the accompanying statement of assets and liabilities and investments of Capital Partners II, Ltd. Liquidating Trust as of December 31, 2003 and the related statements of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in significant estimates made by management, as well as evaluating the overall financial statement present presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Partners II, Ltd. Liquidating Trust as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Whitley Penn

Dallas, Texas
March 25, 2004



                  SMITH, GRAY, BOYER & DANIELL, PLLC

                      Independent Auditors' Report


The Board of Trustees
Capital Partners II, Ltd. Liquidating Trust

We have audited the accompanying statement of assets and liabilities of Capital Partners II, Ltd. Liquidating Trust (a Texas Liquidating Trust), as of December 31, 2002, including the statement of investments, as of December 31, 2002, and the related statements of operations, changes in net assets in liquidation, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures include verification and confirmation of investments owned as of December 31, 2002, by examination of securities held in safekeeping for the Trust and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Partners II, Ltd. Liquidating Trust as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




                                    SMITH, GRAY, BOYER & DANIELL
                                    A Professional Limited Liability Company

Dallas, Texas
January 22, 2003







                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                      Statements of Assets and Liabilities

                          December 31, 2003 and 2002



   Assets                                       2003              2002
                                            ----------        ----------

Cash and cash equivalents                 $      78,686     $      51,201
Other current assets                              3,038               -0-
Investments at fair value, cost
 of $16,094,685 in 2003, and
 $16,348,874 in 2002                         16,348,417        12,124,401
                                          _____________     _____________
      Total Assets                        $  16,430,141     $  12,175,602
                                          =============     =============

   Liabilities

Accounts payable and accrued expenses     $     174,904     $      78,606
Note payable - Affiliate                            -0-            50,000
                                          _____________     _____________
      Total Liabilities                         174,904           128,606
                                          _____________     _____________
Net assets in liquidation                    16,255,237        12,046,996
                                          _____________     _____________
                                          $  16,430,141     $  12,175,602
                                          =============     =============


Net assets in liquidation per unit of
beneficial interest                                $815              $601
                                                   ====              ====

Number of units of beneficial interest
outstanding                                      19,947            20,054
                                                 ======            ======

See accompanying notes to financial statements.





                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                          Statement of Investments

                             December 31, 2003


                                                    2003
                                   ______________________________________
                                                               Fair
                                     Shares       Cost         Value
                                    ________   ___________   ___________

Eligible Portfolio Investments -
  Common Stock (1)

Tutogen Medical, Inc.              3,624,926   $16,094,685   $16,348,417

GDI Global Data, Inc.                155,166          -0-           -0-
                                               ___________   ___________

    Total Investments (2)                      $16,094,685   $16,348,417
                                               ===========   ===========



 (1) Valued at fair value as determined by the Trustee
 (2) All portfolio securities held are non-income producing.

See accompanying notes to financial statements.



                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                          Statement of Investments

                             December 31, 2002


                                                    2002
                                   ______________________________________
                                                               Fair
                                     Shares       Cost         Value
                                    ________   ___________   ___________

Eligible Portfolio Investments -
  Common Stock (1)

Tutogen Medical, Inc.              3,674,061   $16,348,874   $12,124,401

GDI Global Data, Inc.                155,166          -0-           -0-
                                               ___________   ___________

    Total Investments (2)                      $16,348,874   $12,124,401
                                               ===========   ===========



 (1) Valued at fair value as determined by the Trustee
 (2) All portfolio securities held are non-income producing.

See accompanying notes to financial statements.





                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                             Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001

                                     2003           2002           2001
                               __________________________________________

Income -
 Interest income               $       485    $        15   $       -0-
                               ___________    ___________   ___________
                                       485             15           -0-
                               ___________    ___________   ___________

Investment expenses -
 Interest expense                    8,754         18,963        54,813
 General and administrative         97,943        152,441        83,849
 Trustee fees                       72,000         72,000        72,000
                               ___________    ___________   ___________

                                   178,697        243,404       210,662
                               ___________    ___________   ___________

    Net operating loss            (178,212)      (243,389)     (210,662)

Net realized gain on sale of
investments                         29,572             -0-          -0-
Net realized loss on distribution
of investments                     (28,544)    (8,673,236)          -0-
Net unrealized appreciation
(depreciation) on investments    4,442,041      6,801,823    (8,509,569)
                               ___________    ___________   ___________
 Net increase (decrease)
 in net assets from operations $ 4,264,857   $ (2,114,802) $ (8,720,231)
                               ===========    ============= ============



See accompanying notes to financial statements.



                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                       Statements of Changes in Net Assets

              For the Years Ended December 31, 2003, 2002 and 2001

                                     2003           2002           2001
                                  __________      _________     __________
Change in net assets from
operations:

 Net operating loss              $ (178,212)    $ (243,389)    $ (210,662)

Change in net assets from net
realized gain on sale of
investments                          29,572            -0-            -0-

Change in net assets from net
realized loss on distribution of
investments                         (28,544)    (8,673,236)           -0-

Change in net unrealized
appreciation (depreciation)
on investments                    4,442,041      6,801,823     (8,509,569)
                                 __________     __________     __________
 Net increase (decrease)
 in net assets
 from operations                  4,264,857     (2,114,802)    (8,720,231)

Change in net assets from
distribution of investments
to withdrawing beneficiaries        (56,618)   (10,154,033)           -0-

Change in net assets from
contribution of capital
from Centerpulse                       -0-         512,738            -0-

Change in net assets from
transfer of cash assets
from Partnership                       -0-         454,043        361,740
                                 __________     __________     __________

 Net increase (decrease) in net
 assets for the year              4,208,239    (11,302,054)    (8,358,491)


Net assets in liquidation at
the beginning of the year        12,046,998     23,349,052     31,707,543
                                 __________     __________     __________

Net assets in liquidation at
the end of the year             $16,255,237    $12,046,998    $23,349,052
                                 ==========     ==========     ==========

See accompanying notes to financial statements.




                   CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
               (Successor to Renaissance Capital Partners II, Ltd.)

                            Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001

                                     2003           2002           2001
                                  __________      _________     __________
Cash flows from operating
activities:

 Net increase (decrease) in net
 assets from operations           $ 4,264,857    $(2,114,802)  $(8,720,231)

 Adjustments to reconcile net
 assets from operations to
 net cash provided in (used in)
 operating activities:

  Net realized gain on sale of
  investments                         (29,572)           -0-           -0-

  Net realized loss on
  distribution of investments          28,544      8,673,236           -0-

  Net unrealized appreciation
  (depreciation) on investments    (4,442,041)    (6,801,823)    8,509,569

  Increase in other current
  assets                               (3,039)           -0-           -0-

  Proceeds from sale of
  investments                         162,438            -0-           -0-

  Increase in accounts payable
  and accrued liabilities              96,298         70,906        18,563
                                   __________     __________     _________
   Net cash provided by (used
   in) operating activities            77,485       (172,483)     (192,099)

Cash flows from investing
activities:                               -0-            -0-           -0-

Cash flows from financing activities:
 Proceeds from notes payable          200,000         50,000           -0-
 Payments made on notes payable      (250,000)      (300,000)     (150,000)
 Transfer of cash assets from
 Partnership                              -0-        454,043       361,740
                                   __________     __________     _________

   Net cash provided by (used
   in) financing activities           (50,000)       204,043       211,740
                                   __________     __________     _________

Net increase in cash and
cash equivalents                       27,485         31,560        19,641

Cash and cash equivalents at
the beginning of year                  51,201         19,641           -0-
                                   __________     __________     _________

Cash and cash equivalents at
end of the year                    $   78,686     $   51,201     $   19,641
                                   ==========     ==========     ==========
Supplemental disclosure of
cash flow information:

 Interest paid                     $    8,932     $   12,007     $   50,728
                                   ==========     ==========     ==========

Supplemental disclosure of
noncash investing
transactions:

 Contribution of capital
 from Centerpulse                  $     -0-      $  512,738     $      -0-
                                   ==========     ==========     ==========

 Distribution of
 investments to
 beneficiaries                     $  (56,618)  $(10,154,033)    $      -0-
                                   ==========     ==========     ==========


See accompanying notes to financial statements.


                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                           Notes to Financial Statements

                          December 31, 2003, 2002 and 2001


1. Organization and Purpose

Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). Pursuant to the Liquidating Trust Agreement, the Trust will terminate no later than November 17, 2004, as amended. The Partnership, which was a Texas limited partnership formed in 1991, was a diversified, closed-end management investment partnership and operated as a business development company under the Investment Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium-size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998, the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and has the authority of the Managing General Partner.

On November 17, 2000, the limited partners of the Partnership authorized the Trustee to transfer the investment assets of the Partnership to the Trust. Upon formation of the Trust and transfer of investment assets to the Trust, holders of the 43,254 limited partnership units of the Partnership, outstanding on November 17, 2000, were deemed to become holders of 43,254
Interests of beneficial interest in the Trust ("Interests").   The
Partnership was dissolved on December 31, 2002.

2. Significant Accounting Policies

(a) Basis of Accounting
The financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

(b) Cash and Cash Equivalents
The Trust considers all highly liquid investments with a maturity of three months or less when purchased be to be cash equivalents. At December 31, 2003 and 2002, the Trust had no such investments included in cash and cash equivalents.

(c) Investments
Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter. Most securities held by the Trust are thinly traded and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

The cost of investments and net realized gains or losses from investment transactions are determined on the specific identification method.

(d) Federal Income Taxes
The Trust is a pass-through entity for federal income tax purposes and, accordingly, is not subject to income tax. Instead, each beneficiary of the Trust is required to take into account, in accordance with such beneficiary's method of accounting, such beneficiary's pro- rata share of the Trust's income, gains, losses, deductions or expenses, regardless of the amount or timing of distributions to beneficiaries.

(e) Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(f) Fair Value of Financial Instruments
In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Trust calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of notes payable also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.


3. Trust and Management Fees

In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Effective January 1, 2003, the Trustee deferred his compensation of $6,000 per month for 2003 and will be paid only if the value of Tutogen Medical Inc. ("Tutogen") stock has increased by 50% or more above the closing price of $2.65, based on the market price when the Trust is terminated or the price realized by the Trust from a sale of Tutogen common stock, if such sale occurs before the termination of the Trust. As of December 31, 2003, the Trust has accrued $72,000 for such deferred compensation.

The Trustee serves as Chairman of the Board of Directors of Tutogen, a portfolio investment of the Trust, and the Trustee is beneficial owner of 218,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 110,000 shares of common stock.

4. Notes Payable

(a) Note Payable with Garvon, Inc. Profit Sharing Plan
On December 19, 2002, the Trust entered into a Loan Agreement with Garvon, Inc. Profit Sharing Plan ("Garvon"). Garvon is the holder of 9 Interests of beneficial interest in the Trust. Garvon agreed to loan the Trust up to $100,000 in two installments of $50,000 with collateral of 500,000 shares of Tutogen common stock. The loan bore interest at the rate of 10%, payable quarterly and was due on December 19, 2003. The proceeds of the loan were used to provide working capital for the Trust. On May 9, 2003, the second installment was funded in the amount of $50,000. On July 14, 2003, the Trust repaid Garvon principal of $100,000, and accrued interest through July 14, 2003.

(b) Note Payable with the James E. Brandon Family Trust
On July 10, 2003, the Trust entered into a Loan Agreement with the James E. Brandon Family Trust ("Brandon"). Brandon does not own any Trust Interests. Brandon agreed to loan the Trust $150,000 with an interest rate of 8%, with accrued interest payable on a monthly basis. The loan was due on December 31, 2003, and was secured by 150,000 shares of Tutogen common stock. The proceeds of the loan were used to provide additional working capital for the Trust. On December 19, 2003, the loan and accrued interest was repaid in full.


5. Distributions to Beneficiaries

	The Trustee amended the Trust to extend the term of the Trust to November 17,
2004.  The Beneficiaries were given the option to withdraw from the Trust and receive shares of common stock of Tutogen in proportion to their interest in the Trust.  120 Beneficiaries elected to withdraw.

The Trust distributed 4,230,847 shares of common stock of Tutogen to withdrawing beneficiaries at a price of $2.40 per share, aggregating $10,154,033. The valuation of the distribution resulted in a net realized loss of $8,673,236.

During the first half of 2003, certain beneficiaries withdrew from the Trust and received Tutogen stock. The Trust distributed 9,381 shares at a price of $2.50 per share, and 9,754 shares at a price of $3.40 per share, aggregating $56,618. The valuation of the distribution resulted in a net realized loss of $28,544.

The remaining beneficiaries at December 31, 2003, hold 19,947 Interests of the Trust.

6. Renaissance Capital Partners II, Ltd.

The Partnership transferred to the Trust cash assets of $454,043 and $361,740 in 2002 and 2001, respectively.

The Partnership operating activities had been limited to pursuing claims in litigation against parties involved in former portfolio investment positions. During 2001, the Partnership received settlement proceeds in the amount of $414,527, plus reimbursement of legal fees in the amount of $44,125 in connection with a lawsuit filed on behalf of the Partnership.

The Partnership was dissolved on December 31, 2002.

A condensed summary of financial information of the Partnership as of December 31, 2002 and 2001, and for the years ended December 31, 2002 and 2001, is as follows:

                     Condensed Statement of Operations

                               2002           2001
                              ______         ______

         Income            $   7,356	        $426,585
         Expenses              5,765          37,961
                           _________        ________
         Net income        $   1,591	        $388,624
                           =========        ========

           Condensed Statement of Assets and Liabilities

                                      December 31,
                                          2002
                                      ------------
Assets                                  $   -0-
                                        ________
Liabilities and Partners' equity        $   -0-
                                        ========


7. Risk Concentration

The majority of the Trust's assets are invested in common shares of Tutogen. The Trust bears the risk of loss if the market value of Tutogen were to decline.

8. Subsequent Events

Subsequent to year-end, the Trust borrowed $150,000, at a rate of 8%, due December 31, 2004 and collateralized by 150,000 shares of Tutogen common stock, in order to provide working capital for the Trust.

In January 2004, the Trust gave the option to beneficiaries to elect out of the Trust and receive their proportionate interests in the Trust's shares of common stock of Tutogen. 336 beneficiaries elected to receive their shares of Tutogen prior to the February 26, 2004 deadline, totaling 649,787 shares of Tutogen stock.