Form 10-Q
period 2004-03-31
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2004-05-17
CIK 1128700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                   For quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

         For the transition period from ___________ to _______________

                      Commission File Number:   038593


                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
    (Successor in interest to Renaissance Capital Partners II, Ltd.)
______________________________________________________________________________
         (Exact name of registrant as specified in its charter)

Texas                                                            75-6590369
______________________________________________________________________________
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

5646 Milton Street, Suite 628, Dallas TX                             75206
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

                         STATEMENTS OF ASSETS AND LIABILITIES

                                  (Unaudited)

    Assets

                                              December 31,       March 31,
                                                 2003               2004
                                             ___________        ___________

Cash                                          $    78,686        $    29,211
Other current assets                                3,038              2,870
Investments at fair value,
  cost of $16,094,685 at December 31, 2003,
  and $12,739,965 at March 31, 2004            16,348,417         12,495,584
                                              ___________        ___________
         Total Assets                         $16,430,141        $12,527,665
                                              ===========        ===========

Liabilities
Liabilities:
  Accounts payable and accrued expenses       $   174,904       $    194,583
                                              ___________        ___________
        Total liabilities                         174,904            194,583
                                              ___________        ___________

  Net Assets in Liquidation                    16,255,237         12,333,082
                                              ___________        ___________
                                              $16,460,141        $12,527,665
                                              ===========        ===========


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $815               $761
                                              ===========        ===========

Number of Units of Beneficial
   Interest Outstanding                            19,947             16,191
                                              ===========        ===========

See accompanying notes to financial statements.











                       CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)

                                STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                              Three Months Ended March 31,
                                               2003                  2004
                                            __________            __________
Income -
   Interest income                        $         98          $        102
                                          ____________          ____________

                                                    98                   102
                                          ____________          ____________

Expenses -
   Interest expense                              1,233                   -0-
   General and administrative                   23,787                51,425
   Trustee Fees                                    -0-                18,000
                                          ____________          ____________

     Total Expenses                             25,020                69,425
                                          ____________          ____________

     Net operating loss                       (24,922)              (69,323)

Net realized loss on distribution
of investments                                     -0-           (2,664,127)

Net unrealized appreciation (depreciation)
   on investments                          (2,939,249)           (1,188,705)

                                          ____________          ____________
     Net increase (decrease)
     in net assets
     from operations                      $(2,964,171)          $(3,922,155)
                                          ============          ============


See accompanying notes to financial statements.














                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                   (Successor to Renaissance Capital Partners II, Ltd.)

                    STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                      (Unaudited)


                                                 Three Months Ended March 31,
                                                   2003               2004
                                               ____________       ____________
Change in net assets resulting
from operations:

  Net operating loss                          $    (24,922)    $    (69,323)

Change in net assets from net realized
gain (loss) on distribution of investments              -0-      (2,664,127)

Change in net unrealized appreciation or
  depreciation of portfolio investments         (2,939,249)      (1,188,705)
                                               ____________     ____________

Net increase (decrease) in net assets
for the period                                  (2,964,171)      (3,922,155)

Net assets in liquidation at
beginning of period                              12,046,996       16,255,237
                                               ____________     ____________
Net assets in liquidation at
end of period                                 $   9,082,825    $  12,333,082
                                               ============     ============


See accompanying notes to financial statements.















                      CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                  (Successor to Renaissance Capital Partners II, Ltd.)

                              STATEMENTS OF CASH FLOWS


                                       (Unaudited)


                                                Three Months Ended March 31,
                                                    2003            2004
                                                ___________      __________
Cash flows from operating activities
  Net increase (decrease) in net assets
  from operations                             $ (2,964,171)    $ (1,258,028)
  Adjustments to reconcile net assets
  from operations to net cash used in
  operating activities:
    Net unrealized (appreciation)
    depreciation on investments                   2,939,249        1,188,705
    Increase (decrease) in accounts
    payable and accrued liabilities                   8,081           19,679
    Decrease (increase) in assets                       -0-              169
                                              _____________    _____________
    Net cash used in operating activities          (16,841)         (49,475)

                                              _____________    _____________
Net increase (decrease) in cash and
cash equivalents                                   (16,841)         (49,475)

Cash and cash equivalents at beginning
of period                                            51,201           78,686
                                              _____________    _____________

Cash and cash equivalents at end
of period                                     $      34,360    $      29,211
                                              =============    =============



Supplemental disclosure of cash
flow information:
    Interest paid                                    $1,411             $-0-
                                              =============    =============


See accompanying notes to financial statements.










                     CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                 (Successor to Renaissance Capital Partners II, Ltd.)

                           Notes to Financial Statements

                                  March 31, 2004

1.  Organization and Purpose
Capital Partners II, Ltd. Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of Texas on November 17, 2000, is the successor entity to Renaissance Capital Partners II, Ltd. (the "Partnership"). Pursuant to the Liquidating Trust Agreement, the Trust was to terminate no later than November 17, 2002. The Partnership, which was a Texas limited partnership formed in 1991, was organized as a diversified, closed-end management investment partnership and operated as a business development company under the Investment Act of 1940. The Partnership's investment objective was to achieve current income and capital appreciation potential by investing primarily in private placement convertible debt investments of small and medium size companies which the Managing General Partner believed offered the opportunity for growth. On October 1, 1998, the Managing General Partner and the Independent General Partners agreed to commence liquidation of the Partnership. The Managing General Partner withdrew from the Partnership and the Partnership appointed an independent general partner as Liquidation Trustee (the "Trustee"). The Trustee, pursuant to a Liquidation Trustee Agreement, assumed all responsibilities and had the authority of the Managing General Partner.

On November 17, 2000, the limited partners of the Partnership authorized the Trustee to transfer the investment assets of the Partnership to the Trust. Upon formation of the Trust and transfer of investment assets to the Trust, holders of the 43,254 limited partnership units of the Partnership, outstanding on November 17, 2000, were deemed to become holders of 43,254 units of beneficial interest in the Trust ("Units"). The Trust had an original term of two years and was to terminate on November 17, 2002.

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

In early November of 2003, Tutogen entered into a non-binding letter agreement with a third-party private equity firm to sell the stock at $6 per share. Pending the outcome of this transaction the Trust was extended for an additional year, until November 17, 2004. However, negotiations between Tutogen and the private equity firm ceased on December 28, 2003.

In early January 2004, beneficiaries were given the opportunity to elect out of the Trust and receive their proportionate interests in the Trust's single remaining portfolio investment, shares of common stock of Tutogen. 336 beneficiaries elected to withdraw prior to the deadline of February 26, 2004. The Trust distributed 649,787 shares of Tutogen common stock to the withdrawing beneficiaries. 1,380 beneficiaries remained in the Trust, which continued to hold 2,975,139 shares of Tutogen.

2.  Significant Accounting Policies
(a)  Valuation of Investments
Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter. The securities held by the Trust are thinly traded and their value as of a particular date does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

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

4.  Trustee and Management Fees
In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. Effective January 1, 2003, the Trustee deferred his compensation of $6,000 per month and will be paid if the value of Tutogen stock has increased by 50% or more above the closing price of $2.65, based on the market price of Tutogen or the price realized by the Trust from a sale of Tutogen common stock prior to the termination of the Trust. Because the price of Tutogen common stock increased by more than 50% above the $2.65 price, the Trust's financial statements now include an accrued amount which will be payable to the Trustee. When the Trustee most recently extended the term of the Trust to expire in November 2004, he also announced that it is no longer feasible for him to continue deferring monthly fees for serving as Trustee, and his compensation in the period from the new extension in November 2003 until the Trust is terminated in 2004 has been restored to $6,000 per month.

The Trustee serves on the Board of Tutogen Medical, Inc., a portfolio investment of the Trust, and the Trustee is the beneficial owner of 218,040 shares of common stock of Tutogen Medical, Inc. with stock options to purchase an additional 110,000 shares of common stock.

5.  Note Payable
As of March 31, 2004, there were no notes payable. In April 2004, the Trust entered into a Loan Agreement with Edith M. Brandon ("Brandon"). Brandon does not hold any units of beneficial interest in the Trust. Brandon agreed to loan the Trust $150,000 with collateral of 150,000 shares of Tutogen common stock. The loan bears an interest at the rate of 8%, payable monthly and is due on December 31, 2004. The proceeds of this loan will be used to provide working capital for the Trust.

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

The financial statements include investments valued at $16,348,417 (100% of total assets) and $12,495,585 (100% of total assets) as of December 31, 2003, and March 31, 2004, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of March 31, 2004, follows:


                                                               FAIR
                                              COST             VALUE
Tutogen Medical, Inc.
Common Stock                            $   12,739,965    $   12,495,584

                                        ______________    ______________
                                        $   12,739,965    $   12,495,584
                                        ==============    ==============



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  The discussion set forth herein contains certain forward looking statements with respect to the financial condition, results of operations and business of the Trust. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include, but are not limited to, changes in economic conditions; competitive conditions in the markets in which Tutogen conducts its operations, including competition from companies with substantially greater resources than those of Tutogen; and the results of litigation, which cannot be predicted with certainty. Readers of this Discussion should not place undue reliance on forward looking statements.


1.  Material Changes in Financial Condition

  For the first quarter ended March 31, 2004, total Beneficiaries' interest decreased $3,922,155, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. with a value of $4.20 per share as of March 31, 2004.

  The following portfolio transactions are noted for the quarter ended March 31, 2004:

  Tutogen Medical, Inc.
  As of March 31, 2004, the Trust was the beneficial owner of 2,975,139 shares representing approximately 18.91% of the outstanding shares of Tutogen.

  Subsequent to the first quarter of 2004, the Trustee was re-elected as a member of the Board of Directors of Tutogen. During the quarter ended March 31, 2004, he continued to assist Tutogen's efforts to develop new products and markets and to increase its profitability. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management.


2.  Material Changes in Operations

  The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

  For the quarter ended March 31, 2004, the Trust recorded net loss of $1,258,028, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $4.51 as of December 31, 2003, and $4.20 on March 31, 2004. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.

  As described in Note 4 to the Trust's Financial Statements, the increased market price of Tutogen common stock has resulted in an accrual of the costs of contingent compensation payable to the Trustee.


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

                           PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        The exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

        Exhibit No.             Description
        _________________________________________________

            31           Section 302 Certification
            32           Section 906 Certification


       (a) We filed no reports on Form 8-K for the three months ended March 31, 2004.


                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: May 14, 2004               CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                         (Registrant)

                                 By: __________/s/_____________
                                     Thomas W. Pauken
                                     Liquidating Trustee





Exhibit 31

                                SECTION 302 CERTIFICATION


I, Thomas W. Pauken, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Partners II, Ltd. Liquidating Trust;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Dated: May 14, 2004                    ______/s/_______________
                                       Thomas W. Pauken
                                       Liquidating Trustee

Exhibit 32





                             SECTION 906 CERTIFICATION



  I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


          (1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: May 14, 2004                    _______/s/_________________
                                       Thomas W. Pauken
                                       Liquidating Trustee