Form 10-Q
period 2004-06-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2004-08-12
CIK 1128700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                 For quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

       For the transition period from ___________ to _______________

                   Commission File Number:   038593


               CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
      (Successor in interest to Renaissance Capital Partners II, Ltd.)
______________________________________________________________________________
         (Exact name of registrant as specified in its charter)

Texas                                                              75-6590369
______________________________________________________________________________
(State or other jurisdiction                             (IRS Employer ID No.)
of incorporation or organization)

5646 Milton Street, Suite 628, Dallas TX                              75206
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

                     STATEMENTS OF ASSETS AND LIABILITIES

                                  (Unaudited)

                                    Assets

                                              December 31,          June 30,
                                                 2003                2004
                                              ___________        ___________

Cash                                         $     78,686       $     45,569
Other current assets                                3,038              2,870
Investments at fair value,
  cost of $16,094,685 at December 31, 2003,
  and $12,739,965 at March 31, 2004            16,348,417         12,049,314
                                              ___________        ___________
         Total Assets                        $ 16,430,141       $ 12,097,753
                                              ===========        ===========

                               Liabilities

Liabilities:
  Accounts payable and accrued expenses      $    174,904       $    246,814
                                              ___________        ___________
        Total liabilities                         174,904            246,814
                                              ___________        ___________

  Net Assets in Liquidation                    16,255,237         11,850,939
                                              ___________        ___________
                                             $ 16,430,141       $ 12,097,753
                                              ===========        ===========

Net Assets in Liquidation per Unit
   of Beneficial Interest                            $815               $732
                                                     ====               ====

Number of Units of Beneficial
   Interest Outstanding                            19,947              16,191
                                                   ======              ======

See accompanying notes to financial statements.


                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                        STATEMENTS OF OPERATIONS

                               (Unaudited)




                                      Three months ended      Six months ended
                                          June 30, 2004         June 30, 2004
                                           ___________           ___________
Income -
   Interest income                        $        103          $        206
                                           ___________           ___________

                                                   103                   206
                                           ___________           ___________

Expenses -
   Interest expense                              2,926                 2,926
   General and administrative                   15,475                66,900
   Trustee Fees                                 18,000                36,000
                                           ___________           ___________

     Total Expenses                             36,401               105,826
                                           ___________           ___________

     Net operating loss                        (36,298)             (105,620)
                                           ___________           ___________

Net unrealized appreciation (depreciation)
   on investments                             (446,271)           (1,634,976)

                                           ___________           ___________
     Net increase (decrease) in
        net assets from operations         $  (482,569)          $(1,740,596)
                                           ===========           ===========




See accompanying notes to financial statements.




                  CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                  (Unaudited)


                                         Three months ended  Six months ended
                                            June 30, 2004      June 30, 2004
                                           ______________      _____________

Change in net assets resulting
from operations:

  Net operating loss                            $  (36,298)       $ (105,620)

Change in net unrealized appreciation
  or depreciation of portfolio
  investments                                     (446,271)       (1,634,976)

Change in net unrealized gain (loss)
  on distribution of investment                         -0-       (1,816,415)

Net change in assets resulting from
  contribution to corpus                                425               425
                                                ___________       ___________

  Net increase in net assets resulting
  from operations                                 (482,144)       (3,556,586)
                                                ___________       ___________
Net change in net assets from
  distribution of investment to
  withdrawing Beneficiaries                             -0-         (847,712)
                                                ___________       ___________

Net increase (decrease) in net assets
  for the period                                  (482,144)       (4,404,298)

Net assets in liquidation at beginning
  of period                                      12,333,082        16,255,237
                                                ___________       ___________
Net assets in liquidation at end
  of period                                     $11,850,938       $11,850,938
                                                ===========       ===========





See accompanying notes to financial statements.




                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (Successor to Renaissance Capital Partners II, Ltd.)

                        STATEMENTS OF CASH FLOWS


                                 (Unaudited)

                                          Three months ended  Six months ended
                                              June 30, 2004     June 30, 2004
                                                 ________         ________
Cash flows from operating activities
  Net increase (decrease) in net assets
    from operations                             $ (482,569)      $(1,740,596)
  Adjustments to reconcile net assets
    from operations to net cash used
    in operating activities:
      Net unrealized (appreciation) depreciation
        on investments                              446,271         1,634,976
      Increase (decrease) in accounts payable
        and accrued liabilities                    (97,769)          (78,090)
      Decrease (increase) in assets                     -0-               169
      Increase (decrease) in note payable           150,000           150,000
                                                ___________       ___________

      Net cash used in operating activities          15,933          (33,541)
                                                ___________       ___________
Cash flows from financing activities
      Contributions to corpus                           425               425
                                                ___________       ___________

        Net cash provided from financing
          activities                                    425               425
                                                ___________       ___________
Net increase (decrease) in cash and
  cash equivalents                                   16,358          (33,117)

Cash and cash equivalents at
  beginning of period                                29,211            78,686
                                                ___________       ___________
Cash and cash equivalents at
  end of period                                 $    45,569       $    45,569
                                                ===========       ===========



Supplemental disclosure of cash flow information:


      Interest paid                              $    2,926        $    2,926
                                                 ==========        ==========






See accompanying notes to financial statements.




                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                      Notes to Financial Statements

                               June 30, 2004

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

The financial statements include investments valued at $16,348,417 (100% of total assets) and $12,049,314 (100% of total assets) as of December 31, 2003, and June 30, 2004, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of June 30, 2004, follows:


                                                              FAIR
                                             COST             VALUE
Tutogen Medical, Inc.
Common Stock                             $ 12,739,965     $ 12,049,314
                                          ___________      ___________
                                         $ 12,739,965     $ 12,049,314
                                          ===========      ===========



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


1.  Material Changes in Financial Condition

For the second quarter ended June 30, 2004, total Beneficiaries' interest decreased $482,143, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. with a value of $4.05 per share as of June 30, 2004.

The following portfolio transactions are noted for the quarter ended June 30, 2004:

TUTOGEN MEDICAL INC.
As of June 30, 2004, the Trust was the beneficial owner of 2,975,139 shares representing approximately 18.91% of the outstanding shares of Tutogen.

During the second quarter of 2004, the Trustee was re-elected as a member of the Board of Directors of Tutogen. During the quarter ended June 30, 2004, he continued to assist in Tutogen's efforts to increase its shareholder value. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management. Subsequent to the conclusion of the second quarter, Tutogen announced that Dr. Roy Crowninshield was elected its new Chairman and CEO. Manfred Krueger remains with the company as President and Chief Operating Officer.


2.  Material Changes in Operations

The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

For the quarter ended June 30, 2004, the Trust recorded net loss of $482,568, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $4.20 as of March 31, 2004, and $4.05 on June 30, 2004. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.

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

         Exhibit No.           Description
        ____________     ________________________________
             31          Section 302 Certification
             32          Section 906 Certification

(b)  We filed no reports on Form 8-K for the three months ended June 30, 2004.


                                SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: July 31, 2004                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                    (Registrant)

                                   By: __/s/______________________________
                                       Thomas W. Pauken
                                       Liquidating Trustee



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



    Dated: July 31, 2004               ____/s/__________________________
                                       Thomas W. Pauken
                                       Liquidating Trustee






Exhibit 32





                          SECTION 906 CERTIFICATION



       I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


      (1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended June 30, 2004 (the "Report") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and


      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: July 31, 2004                   ______/s/________________
                                       Thomas W. Pauken
                                       Liquidating Trustee