Form 10-Q
period 2004-09-30
CAPITAL PARTNERS II LTD LIQUIDATING TRUST
filed 2004-11-15
CIK 1128700

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934:

                For quarterly period ended September 30, 2004

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

                   STATEMENTS OF ASSETS AND LIABILITIES

                               (Unaudited)

Assets

                                              December 31,       September 30,
                                                  2003              2004
                                              ___________        ___________
Cash                                          $    78,686        $    37,191
Other current assets                                3,038              2,870
Investments at fair value,
  cost of $16,094,685 at December 31, 2003,
  and $12,480,922 at September 30, 2004        16,348,417          8,745,642
                                              ___________        ___________
         Total Assets                         $16,430,141        $ 8,785,703
                                              ===========        ===========

Liabilities
Liabilities:
  Accounts payable and accrued expenses       $   174,904        $   120,557
                                              ___________        ___________
        Total liabilities                         174,904            120,557
                                              ___________        ___________

  Net Assets in Liquidation                    16,255,237          8,665,146
                                              ___________        ___________
                                              $16,430,141        $ 8,785,703
                                              ===========        ===========


Net Assets in Liquidation per Unit
   of Beneficial Interest                            $815               $535
                                              ===========        ===========

Number of Units of Beneficial
   Interest Outstanding                            19,947             16,191
                                              ===========        ===========

See accompanying notes to financial statements.



                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
              (Successor to Renaissance Capital Partners II, Ltd.)

                         STATEMENTS OF OPERATIONS

                               (Unaudited)


                                       Three months ended   Nine months ended
                                         Sept. 30, 2004       Sept. 30, 2004
                                            __________           __________

Income -
   Interest income                          $           5      $         211
                                              ___________        ___________

                                                        5                211
                                              ___________        ___________

Expenses -
   Interest expense                                 1,545              4,471
   General and administrative                      13,108             80,008
   Trustee Fees                                    18,000             54,000
                                              ___________        ___________

     Total Expenses                                32,653            138,479
                                              ___________        ___________

     Net operating loss                           (32,648)          (138,268)

Net unrealized appreciation (depreciation)
   on investments                              (3,238,213)        (4,873,189)

Net realized gain                                  85,068             85,068
                                              ___________        ___________
     Net increase (decrease) in net assets
        from operations                     $  (3,185,793)     $  (4,926,389)
                                              ===========        ===========



See accompanying notes to financial statements.


               CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
           (Successor to Renaissance Capital Partners II, Ltd.)

            STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                              (Unaudited)


                                         Three months ended  Nine months ended
                                           Sept. 30, 2004      Sept. 30, 2004
                                           ______________      ______________

Change in net assets resulting
from operations:

  Net operating loss                         $     (32,648)   $     (138,268)

Change in net unrealized appreciation or
  depreciation of portfolio investments         (3,238,213)       (4,873,189)

Change in net unrealized loss on
  distribution of investment                            -0-       (1,816,415)

Change in net assets from net realized gain          85,068            85,068
                                                ___________       ___________

  Net increase in net assets
  resulting from operations                     (3,185,793)       (6,742,804)

  Change in net assets resulting
  from contribution to corpus                          -0-                425

Change in net assets resulting from
distribution of investments to
withdrawing beneficiaries                              -0-          (847,712)
                                                ___________       ___________

Net increase (decrease) in net
assets for the period                           (3,185,793)       (7,590,091)

Net assets in liquidation at
beginning of period                              11,850,939        16,255,237
                                                ___________       ___________
Net assets in liquidation at
end of period                                 $   8,665,146     $   8,665,146
                                                ===========       ===========


See accompanying notes to financial statements.



                 CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
             (Successor to Renaissance Capital Partners II, Ltd.)

                           STATEMENTS OF CASH FLOWS


                                (Unaudited)


                                         Three months ended  Nine months ended
                                           Sept. 30, 2004      Sept. 30, 2004
                                             ___________       ___________

Cash flows from operating activities
  Net increase (decrease) in net assets
  from operation                             $ (3,185,793)      $ (4,926,389)
    Adjustments to reconcile net
    assets from operations to net cash
    used in operating activities:
      Net unrealized (appreciation)
       depreciation on investments               3,153,145         4,788,121
      Increase (decrease) in accounts
       payable and accrued liabilities              23,743           (54,347)
      Increase in other current assets                 -0-               168
      Increase (decrease) in note payable         (150,000)              -0-
                                               ___________       ___________
  Net cash used in operating activities           (158,905)         (192,447)

Cash flows from financing activities
  Contributions to corpus                              -0-               425
  Payments made on note payable                    150,527           150,527
                                               ___________       ___________
Net increase (decrease) in cash
and cash equivalents                                (8,378)          (41,495)

Cash and cash equivalents at
beginning of period                                 45,569            78,686
                                               ___________       ___________

Cash and cash equivalents at
end of period                                  $    37,191       $    37,191
                                               ===========       ===========



Supplemental disclosure of cash flow information:

      Interest paid                                 $1,019            $3,945
                                               ===========       ===========

See accompanying notes to financial statements.


                CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
            (Successor to Renaissance Capital Partners II, Ltd.)

                        Notes to Financial Statements

                               September 30, 2004

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

In early January 2004, beneficiaries were given the opportunity to elect out of the Trust and receive their proportionate interests in the Trust's single remaining portfolio investment, shares of common stock of Tutogen. 336 beneficiaries elected to withdraw prior to the deadline of February 26, 2004. The Trust distributed 649,787 shares of Tutogen common stock to the withdrawing beneficiaries. 1,380 beneficiaries remained in the Trust, which continued to hold 2,975,139 shares of Tutogen at March 31, 2004.

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

4.  Trustee and Management Fees
In 1998, the Partnership entered into an agreement with the Trustee, whereby the Trustee provided management services to the Partnership in connection with its liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, the Trustee receives $6,000 per month plus up to $4,000 per month for reimbursement of administrative personnel. The $6,000 a month payment to the Trustee will cease once the liquidation of the Trust has been finalized and the Tutogen stock distributed to the beneficiaries. It is anticipated that this process will be completed by the end of December 2004. There were and will continue to be, expenses associated with the keeping of the records of those who withdrew from the Trust previously and all other beneficiaries who will be receiving their Tutogen stock as part of this final liquidation. The Trustee's office will maintain the records of all beneficiaries for tax and other purposes for the next three years. The Trustee intends to set aside $25,000 to cover such costs, including administrative staff support, for the next three years following distribution of the Tutogen stock to the beneficiaries.

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

On August 16, 2004, the Trust paid off this loan in full by issuing 50,175 shares of Tutogen Medical, Inc. to Brandon in payment of the outstanding
principal and interest in the amount of $150,526.03.   The Trust owned
2,924,964 shares of Tutogen Medical, Inc. as of September 30, 2004.

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

The financial statements include investments valued at $16,348,417 (100% of total assets) and $8,745,643 (100% of total assets) as of December 31, 2003, and September 30, 2004, respectively, whose values have been estimated by the Liquidation Trustee. Because of the limited trading market, the estimate values may differ significantly from the values that would have been used had a ready market for the investments existed and the difference could be material. Summarized valuation of investments as of September 30, 2004, follows:

                                                                FAIR
                                                  COST          VALUE
Tutogen Medical, Inc.
Common Stock                                  $ 12,480,922  $  8,745,643
                                              ____________  ____________
                                              $ 12,480,922  $  8,745,643
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


1.  Material Changes in Financial Condition

  For the quarter ended September 30, 2004, total Beneficiaries' interest decreased $3,185,793, due primarily to the decrease in the valuation of common stock of Tutogen Medical, Inc. with a value of $2.99 per share as of September 30, 2004.

  The following portfolio transactions are noted for the quarter ended September 30, 2004:

TUTOGEN MEDICAL, Inc.
As of September 30, 2004, the Trust was the beneficial owner of 2,924,964 shares representing approximately 18.59% of the outstanding shares of Tutogen.

During the second quarter of 2004, the Trustee was re-elected as a member of the Board of Directors of Tutogen. During the quarter ended September 30, 2004, he continued to assist in Tutogen's efforts to increase its shareholder value. The value of the Trust units will ultimately be determined primarily by the value of the Trust's interest in Tutogen and, accordingly, the Trustee expects to participate actively in providing guidance and support to Tutogen's management. Subsequent to the conclusion of the second quarter, Tutogen announced that Dr. Roy Crowninshield was elected its new Chairman and CEO. Manfred Krueger remains with the company as President and Chief Operating Officer.

2.  Material Changes in Operations

  The Trust currently is under liquidation and not actively considering additional Portfolio Investments. Therefore, no significant further amount of income from closing fees and commitment fees is anticipated.

  For the quarter ended September 30, 2004, the Trust recorded net loss of $3,185,793, which was primarily due to a decrease in the closing price of Tutogen's common stock which was $4.05 on June 30, 2004 and $2.99 on September 30, 2004. This valuation may fluctuate significantly due to the limited trading market for Tutogen stock. The Trust receives no income from the investments.




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

           Exhibit No.               Description
        ________________________________________________________________

               31               Section 302 Certification
               32               Section 906 Certification


       (a) We filed no reports on Form 8-K for the three months ended September 30, 2004.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 12, 2004           CAPITAL PARTNERS II, LTD. LIQUIDATING TRUST
                                     (Registrant)

                                      By: ______/s/_________________________
                                           Thomas W. Pauken
                                           Liquidating Trustee


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




   Dated: November 12, 2004           _____/s/______________________
                                      Thomas W. Pauken
                                      Liquidating Trustee







Exhibit 32





                            SECTION 906 CERTIFICATION



  I, Thomas W. Pauken, Liquidating Trustee of Capital Partners II, Ltd. Liquidating Trust (the "Trust"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. section 1350, that:


  (1) the Quarterly Report on Form 10-Q of the Trust for the quarterly period ended September 30, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.






Dated: November 12, 2004               ________________________
                                       Thomas W. Pauken
                                       Liquidating Trustee